Form 10-Q
period 1997-09-30
NOVACARE EMPLOYEE SERVICES INC
filed 1997-12-18
CIK 1045536

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                        COMMISSION FILE NUMBER 000-23343


                        NOVACARE EMPLOYEE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 23-2866146
        (State of incorporation)            (I.R.S. Employer Identification No.)

  2621 VAN BUREN AVENUE, NORRISTOWN, PA                     19403
(Address of principal executive office)                  (Zip code)

                  Registrant's telephone number: (610) 650-4700


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes  X *         No
                                                ------          ------

* The Company consummated its initial public offering on November 11, 1997 and until this filing has not been obligated to file reports under the Securities Exchange Act of 1934, as amended.

As of December 5, 1997, NovaCare Employee Services, Inc. had 25,613,187 shares of common stock, $.01 par value, outstanding.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                   FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

PART NO.          ITEM NO.                      DESCRIPTION                                           PAGE NO.
--------          --------                      -----------                                           --------
     I                           FINANCIAL INFORMATION

                     1           Financial Statements
                                 -     Condensed Consolidated Balance Sheets as of
                                      September 30, 1997 and June 30, 1997                                  1

                                 -     Condensed Consolidated Statements of
                                      Operations    for the Three Months Ended
                                      September 30, 1997                                                    2

                                 -     Condensed Consolidated Statements of Cash Flows
                                      for the Three Months Ended September 30, 1997                         3

                                 -     Notes to Condensed Consolidated Financial
                                      Statements                                                          4-9

                     2           Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                                    10-13

    II                           OTHER INFORMATION

                     4           Submission of Matters to a Vote of Security Holders                       14

                     6           Exhibits and Reports on Form 8-K                                          14

Signature                                                                                                  15

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 1997 AND JUNE 30, 1997
                      (In thousands, except per share data)


                                                                                   SEPTEMBER 30,           June 30,
                                                                                       1997                  1997
                                                                                  ----------------    -----------------
ASSETS                                                                              (UNAUDITED)          (See Note 1)
Current assets:
   Cash and cash equivalents ................................................         $   2,428          $  1,782
   Accounts receivable:
       Related party ........................................................            30,524            27,607
       Unbilled .............................................................             7,292             7,215
       Third parties, net of allowance for doubtful accounts at September 30,
         1997 and at June 30, 1997 of $64 and $26,
         respectively .......................................................             5,234             1,910
   Other current assets .....................................................             1,551             1,365
                                                                                      ---------          --------
       Total current assets .................................................            47,029            39,879
Property and equipment, net .................................................             2,148             1,326
Excess cost of net assets acquired, net .....................................            53,081            53,691
Other assets, net ...........................................................             1,902             1,102
                                                                                      ---------          --------
                                                                                      $ 104,160          $ 95,998
                                                                                      =========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of financing arrangements ................................         $     296          $    298
   Accounts payable and accrued expenses ....................................             5,786             6,172
   Accrued salaries, wages and payroll taxes ................................            27,408            28,159
   Current portion of accrued workers' compensation and health claims .......            13,122             5,423
   Note payable to related party ............................................            28,382            28,382
   Current portion of deferred purchase price obligations ...................            18,905            18,905
   Income taxes payable .....................................................             2,194             1,382
                                                                                      ---------          --------
       Total current liabilities ............................................            96,093            88,721
   Financing arrangements, net of current portion ...........................               994             1,068
   Other ....................................................................             3,221             3,177
                                                                                      ---------          --------
       Total liabilities ....................................................           100,308            92,966
                                                                                      ---------          --------
Mandatorily redeemable common stock .........................................             3,586             2,731
Commitments and contingencies ...............................................                --                --

Shareholders' equity:
   Preferred stock, $.01 par value; authorized 1,000 shares; no shares
     issued or outstanding ..................................................                --                --
   Common stock, $.01 par value; authorized 60,000 shares; issued
     20,393 shares at September 30, 1997 and issued 19,193 shares at
     June 30, 1997 ..........................................................               204               192
   Additional paid-in capital ...............................................             1,226             1,189
   Retained earnings ........................................................                82                --
                                                                                      ---------          --------
                                                                                          1,512             1,381

   Less:Common stock in treasury (at cost), 563 shares at September 30, 1997
           and June 30, 1997 ................................................            (1,080)           (1,080)
        Deferred compensation, net ..........................................              (166)               --
                                                                                      ---------          --------

        Total shareholders' equity ..........................................               266               301
                                                                                      ---------          --------
                                                                                      $ 104,160          $ 95,998
                                                                                      =========          ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                 FOR THE THREE
                                                                                 MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                                     1997
                                                                                --------------
Revenues:
   Related party ........................................................         $ 176,092
   Third parties ........................................................            90,665
                                                                                  ---------
       Total revenues ...................................................           266,757
Direct Costs:
   Related party:
       Salaries, wages and employment taxes of worksite employees .......           161,437
       Healthcare and workers' compensation, state unemployment and other            10,689
   Third parties:
       Salaries, wages and employment taxes of worksite employees .......            81,063
       Healthcare and workers' compensation, state unemployment and other             5,240
                                                                                  ---------
         Gross profit ...................................................             8,328
Selling, general and administrative expenses ............................             5,592
Provision for uncollectible accounts ....................................                38
Amortization of excess cost of net assets acquired ......................               572
                                                                                  ---------
       Income from operations ...........................................             2,126
Investment income .......................................................                58
Interest expense ........................................................               (19)
Interest expense -- related party .......................................              (414)
                                                                                  ---------
        Income before income taxes ......................................             1,751
Income taxes ............................................................               814
                                                                                  ---------
       Net income .......................................................         $     937
                                                                                  =========


Historical information (Note 3):
       Net income applicable to common stock ............................         $      82
                                                                                  =========
       Net income per common share ......................................         $      --
                                                                                  =========
       Weighted average shares outstanding ..............................            20,574
                                                                                  =========
Pro Forma information:
       Pro Forma net income .............................................         $     937
                                                                                  =========
       Pro Forma net income per share ...................................         $     .05
                                                                                  =========
       Weighted average shares outstanding ..............................            20,574
                                                                                  =========
Supplemental pro forma information:
       Supplemental pro forma net income ................................         $   1,122
                                                                                  =========
       Supplemental pro forma net income per share ......................         $     .04
                                                                                  =========
       Supplemental pro forma weighted average shares outstanding .......            25,574
                                                                                  =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                      FOR THE THREE
                                                                                      MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                           1997
                                                                                      --------------
CASH FROM OPERATING ACTIVITIES:
Net income .....................................................................         $   937

Adjustments to reconcile net income to net cash flows from operating activities, net of effects from acquisitions:
    Depreciation and amortization ..............................................             790
    Provision for uncollectible accounts .......................................              38
    Changes in assets and liabilities, net of effects from acquisitions:
       Accounts receivable -- third parties ....................................          (1,669)
       Accounts receivable -- related party ....................................          (5,138)
       Other current assets ....................................................            (161)
       Accounts payable and accrued expenses ...................................            (343)
       Accrued salaries, wages, and payroll taxes ..............................            (751)
       Accrued interest -- related party .......................................             414
       Accrued workers compensation and health claims ..........................           7,199
       Income taxes payable ....................................................             789
       Other, net ..............................................................            (105)
                                                                                         -------

          Net cash flows provided by operating activities ......................           2,000
                                                                                         -------

CASH FROM INVESTING ACTIVITIES:
Payments for businesses acquired, net of cash acquired .........................              20
Additions to property and equipment ............................................            (438)
Other, net .....................................................................            (454)
                                                                                         -------

          Net cash flows (used in) investing activities ........................            (872)
                                                                                         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt and credit arrangements ..............................             (76)
Other, net .....................................................................            (406)
                                                                                         -------

          Net cash flows (used in) financing activities ........................            (482)
                                                                                         -------

Net increase in cash and cash equivalents ......................................             646
Cash and cash equivalents, beginning of period .................................           1,782
                                                                                         -------
Cash and cash equivalents, end of period .......................................         $ 2,428
                                                                                         =======

Supplemental disclosures of cash flow information:
    Interest paid ..............................................................         $    15
                                                                                         =======
    Income taxes paid ..........................................................         $    25
                                                                                         =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                      (In thousands, except per share data)
                                   (Unaudited)


1.   BASIS OF PRESENTATION

         NovaCare Employee Services, Inc. (the "Company") is a national professional employer organization ("PEO") that provides small and medium-sized businesses with comprehensive, fully integrated outsourcing solutions to human resource issues, including payroll management, risk management, benefits administration, unemployment services, rehabilitation temporary staffing and human resource consulting services.

         The Company was established by NovaCare, Inc. (the "Parent") in September 1996 as a subsidiary and began operation in October 1996 with the acquisition of one PEO business. In February 1997, the Company acquired three additional PEO businesses and entered into a contract with the Parent to co-employ substantially all of the Parent's workforce (the "NovaCare Contract").

         The accompanying condensed consolidated financial statements of the Company are unaudited. The balance sheet as of June 30, 1997 is condensed from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the period ended June 30, 1997 contained in the Company's final prospectus dated November 11, 1997. Certain information and footnote disclosures normally in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal recurring adjustments) necessary to present a fair statement of the Company's financial position and results of operations as of and for the three months ended September 30, 1997.

         Operating results for the three-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

2.   INITIAL PUBLIC OFFERING AND PRO FORMA INFORMATION


         On November 11, 1997, the Company completed an initial public offering of its common stock selling 5,000 shares (the "Offering"). The Company will use the majority of the net proceeds of the Offering, along with borrowings under the Company's revolving credit agreement described below, to pay (i) the Company's outstanding revolving credit loan of approximately $28,382 from the Parent, (ii) $1,000 to an affiliate of the Company who is a former owner of a business acquired by the Company, and (iii) $16,500 to retire deferred purchase obligations. Simultaneously with the completion of the Offering, the Company's mandatorily redeemable common stock was converted into 813 shares of the Company's common stock.


         Immediately subsequent to the consummation of the Offering, the Company entered into a $25,000 three-year revolving credit agreement with a group of financial institutions. The credit agreement provides for interest at a variable rate, depending on certain financial ratios, equal to (a) the EuroDollar rate plus a range of 1.375 % to 2.50% or (b) the lead bank's prime rate plus a range of .125% to 1.25%. Loans made under the credit agreement are collaterized by a pledge of all of (i) the Company's interest in the common stock of its subsidiaries, (ii) the assets of the Company and its subsidiaries, and (iii) the Parent's interest in the common stock of the Company.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997
                      (In thousands, except per share data)
                                   (Unaudited)


     2.   INITIAL PUBLIC OFFERING AND PRO FORMA INFORMATION (CONTINUED)

         The following pro forma information gives effect to the Offering, the distributions to the Parent and affiliate, retirement of deferred purchase obligations and the conversion of mandatorily redeemable stock as if such transactions occurred as of September 30, 1997:


                                                                       HISTORICAL          ADJUSTMENTS           PRO FORMA
                                                                    ----------------    --------------        --------------
ASSETS
Current assets:
  Cash and cash equivalents ..................................         $   2,428          $      --             $   2,428
  Accounts receivable ........................................            43,050                 --                43,050
  Other current assets .......................................             1,551                 --                 1,551
                                                                       ---------          ---------             ---------
       Total current assets ..................................            47,029                 --                47,029
  Other assets, net ..........................................            57,131               (945)(1)            56,186
                                                                       ---------          ---------             ---------
                                                                       $ 104,160          $    (945)            $ 103,215
                                                                       =========          =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of financing arrangements ..................         $     296          $      --             $     296
  Accounts payable and accrued expenses ......................            48,510                                   48,510
  Notes payable to related party .............................            28,382            (28,382)(2)                --
  Current portion of deferred purchase price obligations .....            18,905            (17,500)(2)             1,405
                                                                       ---------          ---------             ---------
          Total current liabilities ..........................            96,093            (45,882)               50,211
  Financing arrangements, net of current portion .............               994              4,307(2)              5,301
  Other ......................................................             3,221                 --                 3,221
                                                                       ---------          ---------             ---------
          Total liabilities ..................................           100,308            (41,575)               58,733
                                                                       ---------          ---------             ---------
Mandatorily redeemable common stock ..........................             3,586             (3,586)(3)                --
Commitments and contingencies ................................                --                 --                    --

Shareholders' equity:
  Preferred stock, $.01 par value; authorized 1,000 shares; no
    shares issued or outstanding .............................                --                 --                    --
  Common stock, $.01 par value; authorized 60,000 shares;
    issued 20,393 shares (pro forma 26,206) ..................               204                 58(4)                262
  Additional paid-in capital .................................             1,226             44,158(4)             45,384
  Retained earnings ..........................................                82                 --                    82
                                                                       ---------          ---------             ---------
                                                                           1,512             44,216                45,728

  Less: Common stock in treasury (at cost), 563 shares .......            (1,080)                --                (1,080)
        Deferred compensation, net ...........................              (166)                --                  (166)
                                                                       ---------          ---------             ---------
        Total shareholders' equity ...........................               266             44,216                44,482
                                                                       ---------          ---------             ---------
                                                                       $ 104,160          $    (945)            $ 103,215
                                                                       =========          =========             =========
-----------


(1) Represents the reclassification of certain costs, previously incurred related to the Offering of the Company's common stock, to additional paid-in capital.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997
                      (In thousands, except per share data)
                                   (Unaudited)


2.   INITIAL PUBLIC OFFERING AND PRO FORMA INFORMATION (CONTINUED)

(2) Reflects the retirement of certain liabilities by applying the estimated net proceeds of the Offering and borrowing under the Company's credit agreement as if the Offering and borrowing had occurred at September 30, 1997. The remaining deferred purchase price obligations relate to guaranteed payments due at specified dates subsequent to the Offering.

             Shares offered in the Offering
                 (5,000 shares at $9.00 public offering price)..................        $     45,000
             Less:
                 Offering costs incurred to date................................                (945)
                 Additional costs estimated.....................................              (3,425)
                                                                                        ------------
                      Net proceeds..............................................              40,630
                 Payment of deferred purchase price obligations.................             (17,500)
                 Plus:  Offering costs incurred to date.........................                 945
                                                                                        ------------
                      Cash from the Offering used to reduce note payable to
                         shareholder............................................              24,075
                 Borrowing under the Company's credit agreement.................               4,307
                                                                                        ------------
                      Cash paid to retire note payable to related party.........        $     28,382
                                                                                        ============


(3) Reflects the conversion of the 813 shares of mandatorily redeemable common stock to permanent equity.

(4) The adjustment to common stock and additional paid-in capital is as follows:

                                                                                                          ADDITIONAL
                                                                                                           PAID-IN
                                                                                      COMMON STOCK         CAPITAL
                                                                                      ------------       -----------
             Shares offered in the Offering.....................................        $      50         $   40,580
             Conversion of mandatorily redeemable common stock..................                8              3,578
                                                                                        ---------         ----------
                 Adjustment.....................................................        $      58         $   44,158
                                                                                        =========         ==========


3.    HISTORICAL, PRO FORMA AND SUPPLEMENTAL PRO FORMA NET INCOME PER SHARE

         Net income per share has been computed in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB 83"). SAB 83 requires that common shares issued by the Company in the twelve months immediately preceding a proposed public offering plus the number of common equivalent shares which became issuable during the same period pursuant to the grant of stock options at prices substantially less than the initial public offering price be included in the calculation of common stock and common stock equivalent shares, using the treasury stock method, as if they were outstanding for all periods presented.

         Historical net income per share is computed by dividing net income, net of accretion of mandatorily redeemable common stock, by the number of common stock and common stock equivalents outstanding at September 30, 1997.

         Pro forma net income per share is computed by dividing net income, without giving consideration to the accretion of mandatorily redeemable common stock, by the number of shares of common stock and common stock equivalents outstanding as of September 30, 1997.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997
                      (In thousands, except per share data)
                                   (Unaudited)


3. HISTORICAL, PRO FORMA AND SUPPLEMENTAL PRO FORMA NET INCOME PER SHARE (CONTINUED)


         The Company used the majority of the net proceeds from the Offering to retire certain indebtedness, and therefore has presented supplemental pro forma net income per common share in the accompanying financial statements. Supplemental net income per share is computed by dividing net income, adjusted for the elimination of applicable interest expense, net of related income tax effect, by total outstanding shares as of September 30, 1997 plus the additional shares sold at the Offering, to retire outstanding debt.


         The calculation of historical net income per share applicable to common stock, pro forma net income per share and supplemental pro forma net income per share is as follows:


                                                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                                                                    -----------------------------------------------------
                                                                                                            SUPPLEMENTAL
                                                                       HISTORICAL          PRO FORMA         PRO FORMA
                                                                    -----------------    --------------    --------------
Net income ..................................................           $    937            $   937           $   937
ADJUSTMENT TO NET INCOME:
  Deduct - Accretion of mandatorily redeemable common stock .               (855)                --                --
  Add - Elimination of interest, net of tax, upon assumed
    payment of debt .........................................                 --                 --               185
                                                                        --------            -------           -------
  Net income attributable to common stock ...................           $     82            $   937           $ 1,122
                                                                        ========            =======           =======
 WEIGHTED AVERAGE SHARES OUTSTANDING (1):
   Shares issued ............................................             19,326             19,326            19,326
   Mandatorily redeemable common stock ......................                662                662               662
   Common equivalent - guaranteed stock payments to be issued                301                301               301
   Common equivalent - stock options ........................                285                285               285
   Common equivalent - debt retired .........................                 --                 --             5,000
                                                                        --------            -------           -------
   Weighted average shares outstanding ......................             20,574             20,574            25,574
                                                                        --------            -------           -------
   Net income per share .....................................           $     --            $   .05           $   .04
                                                                        ========            =======           =======


-------

(1) Calculated using the treasury stock method, in accordance with SAB 83.

4.    RELATED PARTY TRANSACTIONS

         Effective July 1, 1997, the Company issued 1,200 shares of its common stock, valued at $5,400, to acquire the assets and liabilities of NovaPro, formerly a business of the Parent, in a transaction accounted for as a purchase. Because the transaction occurred between companies under common control, the transfer of assets and liabilities was recorded at the historical cost basis of the Parent. The excess paid over the historical cost has been treated as a reduction of additional paid-in capital.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997
                      (In thousands, except per share data)
                                   (Unaudited)


4.    RELATED PARTY TRANSACTIONS (CONTINUED)

         Information with respect to the business acquired in a purchase transaction for the three months ended September 30, 1997 is as follows:

             Stock issued.......................................................        $      5,400
             Liabilities assumed and other consideration........................               2,458
                                                                                        ------------
                                                                                               7,858
             Less:  Historical cost basis of assets acquired, principally
                accounts receivable and property and equipment..................              (2,334)
                                                                                        ------------
             Excess paid over the historical cost recorded as a reduction of
                additional paid-in capital......................................        $      5,524
                                                                                        ============

         The terms of the aforementioned related party transactions are equivalent to those that would result from transactions among unrelated parties.


5.    PROPERTY AND EQUIPMENT

         The components of property and equipment were as follows:

                                                         SEPTEMBER 30,        June 30,
                                                             1997               1997
                                                         -------------       ----------
Land and buildings .............................           $    70            $    70
Property, equipment and furniture ..............             1,954              1,019
Leasehold improvements .........................               198                162
Capitalized software ...........................               249                240
                                                           -------            -------
                                                             2,471              1,491
Less:  Accumulated depreciation and amortization              (323)              (165)
                                                           -------            -------
                                                           $ 2,148            $ 1,326
                                                           =======            =======


7.    ACCRUED WORKERS' COMPENSATION AND HEALTH CLAIMS

         The Company's accruals for claims are summarized as follows:

                                                                                   SEPTEMBER 30,          June 30,
                                                                                        1997               1997
                                                                                   -------------        -----------
Accrued health benefit premiums payable and claims reserves ...............           $ 11,249            $ 3,756
Accrued workers' compensation premiums payable and claims reserves ........              3,737              3,577
                                                                                      --------            -------
                                                                                        14,986              7,333
Less:  Workers' compensation claims expected to be settled in more than one
       year ...............................................................             (1,864)            (1,910)
                                                                                      --------            -------
                                                                                      $ 13,122            $ 5,423
                                                                                      ========            =======

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997
                      (In thousands, except per share data)
                                   (Unaudited)



7.   MANDATORILY REDEEMABLE COMMON STOCK

         In connection with fiscal 1997 acquisitions, mandatorily redeemable common stock was issued which provides certain registration and valuation rights. On November 11, 1997, all 813 shares of mandatorily redeemable stock were automatically converted into common stock (see note 2).

8.   DEFERRED COMPENSATION

         On August 8 and September 5, 1997, the Company granted options to purchase shares of common stock at an exercise price of $4.50 per share. There was no trading market for the common stock as of each respective date. For financial statement purposes, a fair market value for the common stock of $7.12 on August 8, 1997, and $9.00 on September 5, 1997, has been determined by the Board of Directors based on a straight line increase from $4.50 at July 1, 1997, to the public offering price of $9.00.

         Accordingly, the Company has recorded deferred compensation expense, based on the difference between the exercise price and the fair market value of the common stock on the date of grant, in the aggregate amount of $172. This amount is recognized as compensation expense, on a straight line basis, over the vesting period of five years. The unamortized portion of deferred compensation is recorded as a reduction to shareholders' equity.



9.   COMMITMENTS AND CONTINGENCIES


         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the financial position or results of operations of the Company.

         With respect to acquisitions completed in fiscal 1997, certain purchase agreements require additional payments if specific financial targets and non-financial conditions are met. Aggregate contingent payments in connection with these acquisitions at September 30, 1997 of approximately $2,100 in cash and 100 shares of common stock have not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable.

         The Company's operations are subject to numerous Federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these regulations affect all companies in the United States. However, the regulatory environment for professional employer organizations is an evolving area due to uncertainties resulting from the non-traditional employment relationships. Many Federal and state laws relating to tax and employment matters were enacted prior to the development of PEO companies and do not specifically address the obligations and responsibilities of these co-employer relationships. The Internal Revenue Service (the "IRS") is conducting a market segment study of the PEO industry (the "Market Segment Study") focusing on selected PEOs (not including the Company) in order to examine the relationship among PEOs, their clients, worksite employees, and the owners of clients. The IRS has indicated that the Market Segment Study is expected to be completed by January 1998. If the IRS concludes that PEOs are not "employers" of certain worksite employees for purposes of the Code, the Company's cafeteria plan may lose its favorable tax status, and the Company may no longer be able to assume its clients' Federal employment tax withholding obligations.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                      (In thousands, except per share data)

OVERVIEW


         NovaCare Employee Services, Inc. (the "Company") is one of the largest professional employer organizations ("PEO"s) in the United States. The Company commenced operations on October 1, 1996, concurrent with the acquisition of one PEO business. In February 1997, the Company acquired three additional PEO businesses and signed an agreement with NovaCare, Inc. (the "Parent") to provide traditional PEO services to principally all of the Parent's worksite employees (the "NovaCare Contract"). On July 1, 1997, the Company acquired NovaPro, a rehabilitation temporary staffing business, from the Parent. As of September 30, 1997, the Company served 1,763 organizations with 36,666 employees at over 3,000 worksites in 45 states, principally in 10 different industries. The Company is an employee services company which provides small and medium-sized businesses with comprehensive, fully integrated outsourcing solutions to human resource issues, including payroll management, risk management, benefits administration, unemployment services and human resource consulting services.


RESULTS OF OPERATIONS


         Because the Company commenced operations on October 1, 1996, it had no comparative results for the corresponding quarter in fiscal 1997.


         The following table sets forth certain income statement and statistical data for the quarter ended September 30, 1997, compared with the quarter ended June 30, 1997.

                                                                                FOR THE PERIOD FROM:
                                                    -----------------------------------------------------------------------------
                                                                 JULY 1, TO                            APRIL 1, TO
                                                             SEPTEMBER 30, 1997                       JUNE 30, 1997
       OPERATING RESULTS:                                  $                   %                   $                  %
                                                    ----------------    ----------------    ----------------    ----------------
          Revenues ............................           $ 266,757            100.0%            $ 232,223            100.0%
          Direct costs:
          Salaries, wages and employment taxes
            of  worksite employees ............             242,500             90.9%              211,425             91.0%
          Health care, workers' compensation,
            state unemployment taxes and other               15,929              6.0%               14,130              6.1%
                                                          ---------            -----             ---------            -----
            Gross profit ......................               8,328              3.1%                6,668              2.9%
          Selling, general and administrative
            expenses ..........................               5,630              2.1%                4,397              1.9%
          Amortization of excess cost of net
            assets acquired ...................                 572              0.2%                  567              0.2%
                                                          ---------            -----             ---------            -----
            Income from operations ............               2,126              0.8%                1,704              0.8%
          Interest expense, net ...............                (375)            (0.1)%                (405)            (0.2)%
                                                          ---------            -----             ---------            -----
            Income before income taxes ........               1,751              0.7%                1,299              0.6%
          Income tax expense ..................                 814              0.3%                  888              0.4%
                                                          ---------            -----             ---------            -----
            Net income ........................           $     937              0.4%            $     411              0.2%
                                                          =========            =====             =========            =====

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)

                                                                                               FOR THE PERIOD FROM
                                                                                      (IN THOUSANDS EXCEPT STATISTICAL DATA):
                                                                                      ---------------------------------------
                                                                                        JULY 1, TO         APRIL 1, TO
                                                                                       SEPTEMBER 30,        JUNE 30,
                                                                                           1997               1997
                                                                                       -------------       -----------
       STATISTICAL DATA:
          EBITDA (in thousands) (1) ...........................................           $ 2,916           $ 2,407
          Number of clients at period end .....................................             1,763             1,742
          Worksite employees at period end:
             Third parties ....................................................            21,531            18,634
             Related party ....................................................            15,135            16,394
                                                                                          -------           -------
               Total ..........................................................            36,666            35,028
                                                                                          =======           =======
          Weighted average worksite employees paid during the period:
             Third parties ....................................................            20,313            16,656
             Related party ....................................................            14,889            16,061
             Weighted average .................................................            35,202            32,717
          Quarterly and year-to-date gross profit per weighted average worksite employee (in whole $'s):
             Third parties ....................................................           $   215           $   190
             Related party ....................................................               266               218
             Weighted average .................................................               237               204

----------

(1) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation or as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

    Revenues increased from the fourth quarter of fiscal 1997 to the first quarter of fiscal 1998, as reflected in the table above, primarily from the July 1 NovaPro acquisition, an increase in the number of clients and worksite employees and service fees earned from the payment of annual bonuses paid in connection with the NovaCare Contract. The number of clients increased to 1,763 from 1,742 over the respective quarterly periods and the weighted average number of worksite employees increased to 35,202 from 32,717 over the same periods, respectively.

    Salaries, wages and employment taxes of worksite employees increased to $242,500 for the quarter ended September 30, 1997 from $211,425 for the quarter ended June 30, 1997. As a percentage of revenues, salaries, wages and employment taxes of worksite employees decreased from 91.0% to 90.9% for the same periods, respectively. The primary reason for this decrease is the impact of NovaPro which has a higher gross profit margin.

    Health care, workers' compensation, state unemployment taxes and other increased to $15,929 for the quarter ended September 30, 1997 from $14,130 for the quarter ended June 30, 1997. As a percentage of revenues, health care, workers' compensation, state unemployment taxes and other decreased to 6.0% from 6.1% over the respective quarterly periods, principally due to lower state unemployment taxes.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)


    Gross profit as a percentage of revenues increased to 3.1% for the quarter ended September 30, 1997 from 2.9% during the quarter ended June 30, 1997, resulting principally from NovaPro, which has a higher gross profit margin.

    Selling, general and administrative expenses increased to $5,630 for the quarter ended September 30, 1997 from $4,397 for the quarter ended June 30, 1997 due to increased administrative staff in support of the Company's marketing efforts and the Company's growth in worksite employees and number of clients. As a percentage of revenues, selling, general and administrative expenses were 2.1%, and 1.9%, respectively.

    Amortization of excess cost of net assets acquired increased to $572 for the quarter ended September 30, 1997 from $567 for the quarter ended June 30, 1997 as a result of additional contingent consideration paid for fiscal 1997 acquisitions.

    Interest expense, net decreased to $375 for the quarter ended September 30, 1997 from $405 for the quarter ended June 30, 1997 primarily from interest earned on excess cash invested.

    Income taxes as a percentage of pretax income decreased to 46.5% for the three months ended September 30, 1997, from 68.4% for the three months ended June 30, 1997. The principal reason for the change was a decrease of nondeductible amortization of excess cost of net assets acquired as a percentage of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had $2,428 in cash and cash equivalents as of September 30, 1997. As of the same date, the Company had negative working capital of $49,064 primarily as a result of (i) $28,382 due to the Parent for amounts borrowed under a line of credit which is due at the earlier of an initial public offering or November 1999 and (ii) $18,905 of deferred purchase price obligations incurred in connection with the Company's acquisitions, of which $17,500 is due upon the earlier of an initial public offering or December 31, 1997. The Company's primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its worksite and internal employees, accounts payable and the payment of accrued workers' compensation expense and health benefit plan premiums.

    The Company's cash flows provided by operating activities for the first quarter of fiscal 1998 were $2,000 resulting primarily from net income and amortization of $1,727 and a $7,199 increase in the liability for workers' compensation and health claims, caused by the timing of the payment of these liabilities, offset by a $6,807 net cash use for an increase in accounts receivable. Accounts receivable, accrued salaries, wages, payroll taxes, and health benefit premiums payable are subject to fluctuations depending on the proximity of the financial reporting cycle to that of the payroll cycle.

    Cash expended for investing activities during the same period was $872 primarily resulting from additions to furniture, equipment and other assets. Although the Company currently has no significant capital commitments, the Company anticipates acquiring PEOs and other employee services businesses in strategic markets during the remainder of fiscal 1998.

    Net cash used for financing activities was $482 for the three months ended September 30, 1997, primarily related to the payment of initial public offering costs.

    In November 1997, the Company completed its initial public offering and received proceeds of $41,850, net of $3,150 of underwriting discounts and commissions, from the sale of 5,000 shares of common stock of the Company. The Company used the majority of its proceeds, along with borrowings under the Company's revolving credit agreement, to retire debt due to the Parent of $28,382 and to pay $17,500 of purchase price obligations related to fiscal 1997 acquisitions.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                      (In thousands, except per share data)


CAUTIONARY STATEMENT

Except for historical information, matters discussed above including, but not limited to, statements concerning future growth, are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include management retention and development, management's success in integrating acquired businesses, in developing and introducing new products and lines of business and in entering new markets, adverse Internal Revenue Service rulings with respect to the employer status of employee services businesses and the Company's ability to implement its employee services business model.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the three months ended September 30, 1997, the Company submitted the following matters to a vote of security holders:


         On July 10, 1997, by consent of the holder of 19,400,000 shares of the Company's common stock, $.01 par value ("Common Stock"), a majority of the issued and outstanding shares of Common Stock, the shareholders approved an amendment to the Company's certificate of incorporation increasing the Company's authorized Common Stock from 30,000,000 shares to 60,000,000 shares. No proxies or other consents were solicited.

         On September 23, 1997, in lieu of an annual meeting of shareholders, by consent of the holder of 19,400,000 shares of Common Stock, a majority of the issued and outstanding shares of Common Stock, John H. Foster, Timothy E. Foster, Stephen E. O'Neil, E. Martin Gibson, Loren J. Hulber and Harvey V. Fineberg, M.D., Ph.D. were removed and re-elected as directors, and the board's selection of Price Waterhouse LLP to serve as independent accountants for the Company for the fiscal year ending June 30, 1998 was ratified and affirmed. No proxies or other consents were solicited.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibit
         Number                     Exhibit Description                                 Page Number
         ------                     -------------------                                 -----------
         10(a)             $25,000,000 Revolving Credit Facility Credit
                           Agreement by and Among NovaCare Employee Services,
                           Inc., and Certain of Its Subsidiaries and The Banks
                           Party Hereto and PNC Bank, National Association, As
                           Agent, Dated as of November 17, 1997.

         27                Financial Data Schedule


(B) The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES


                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                    NOVACARE EMPLOYEE SERVICES, INC.
                                             (REGISTRANT)




DECEMBER 18,  1997                  BY/s/  THOMAS D. SCHUBERT
                                    --------------------------------------------
                                           THOMAS D. SCHUBERT
                                           SENIOR VICE PRESIDENT,
                                           CHIEF FINANCIAL OFFICER AND PRINCIPAL
                                           ACCOUNTING OFFICER