Form 10-Q
period 1997-12-31
NOVACARE EMPLOYEE SERVICES INC
filed 1998-02-17
CIK 1045536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997


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

                             Yes [X]*   No[ ]


* The Company has been subject to filing requirements under the Securities and Exchange Act of 1934, as amended, since November 11, 1997, the date its initial public offering was consummated.

As of January 31, 1998, NovaCare Employee Services, Inc. had 27,116,079 shares of common stock, $.01 par value, outstanding.

              NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                 FORM 10-Q - QUARTER ENDED DECEMBER 31, 1997


                                    INDEX


Part No.   Item No.            Description                          Page No.

   I                   FINANCIAL INFORMATION

               1       Financial Statements
                       -  Condensed Consolidated Balance
                          Sheets as of December 31, 1997
                          and June 30, 1997                             1

                       -  Condensed Consolidated Statements
                          of Operations for the Three Months
                          Ended December 31, 1997 and 1996              2

                       -  Condensed Consolidated Statements
                          of Operations for the Six Months
                          Ended December 31, 1997 and 1996              3

                       -  Condensed Consolidated Statements
                          of Cash Flows for the Six Months
                          Ended December 31, 1997 and 1996              4

                       -  Consolidated Statement of
                          Shareholders Equity for the Six
                          Months Ended December 31, 1997                5

                       Notes to Condensed Consolidated
                       Financial Statements                            6-11

               2       Management's Discussion and
                       Analysis of Financial Condition and
                       Results of Operations                          12-17

  II                   OTHER INFORMATION

               6       Exhibits and Reports on Form 8-K                18

                       Signature                                       19

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of December 31, 1997 and June 30, 1997
                      (In thousands, except per share data)

                                                     December 31,    June 30,
                                                         1997          1997
                                                     ------------   ------------
ASSETS                                                (Unaudited)   (See Note 1)
Current assets:
  Cash and cash equivalents .......................  $     5,860    $     1,782
  Accounts receivable:
     Related party ................................       37,129         27,607
     Unbilled .....................................        6,903          7,215
     Third parties, net of allowance for doubtful
      accounts at December 31, 1997 and at June 30,
      1997 of $94 and $26, respectively............        9,537          1,910
  Prepaid assets ..................................        2,268            567
  Deferred income taxes ...........................          643            296
  Other current assets ............................          902            502
                                                     ------------    -----------
     Total current assets .........................       63,242         39,879
Property and equipment, net .......................        4,005          1,326
Excess cost of net assets acquired, net ...........       71,632         53,691
Other assets, net .................................        1,128          1,102
                                                      ============   ===========
                                                      $   140,007    $   95,998
                                                      ============   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of financing arrangements........   $     4,969    $      298
  Accounts payable and accrued expenses............         7,026         6,172
  Accrued salaries, wages and payroll taxes........        43,886        28,159
  Current portion of accrued workers' compensation
  and health claims................................        10,063         5,423
  Note payable to related party....................            --        28,382
  Current portion of deferred purchase price
    obligations....................................         2,733        18,905
  Income taxes payable.............................         3,115         1,382
                                                      ------------   -----------
     Total current liabilities.....................        71,792        88,721
  Financing arrangements, net of current portion...         1,133         1,068
  Accrued workers' compensation and health claims,
    net of current portion.........................         3,813         1,910
  Deferred purchase price obligations, net of
    current portion................................         5,856           856
  Other............................................           498           411
                                                      ------------  ------------
     Total liabilities.............................        83,092        92,966
Mandatorily redeemable common stock................            --         2,731
Commitments and contingencies......................            --            --
Shareholders' equity:
  Preferred stock, $.01 par value; authorized 1,000
   shares; no shares issued or outstanding..........           --            --
  Common stock, $.01 par value; authorized 60,000
   shares; issued 27,116 shares at December 31, 1997
   and 19,193 shares at June 30, 1997...............          271           192
  Additional paid-in capital........................       55,932         1,189
  Retained earnings.................................          871            --
                                                      ------------  ------------
                                                           57,074         1,381
  Less: Common stock in treasury (at cost), 563
   shares at June 30, 1997..........................          --         (1,080)
      Deferred compensation, net....................        (159)           --
                                                      ------------  ------------
      Total shareholders' equity....................       56,915           301
                                                      ------------  ------------
                                                      $   140,007   $    95,998
                                                      ============  ============

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                      For The Three Months Ended
                                                             December 31,
                                                      --------------------------
                                                         1997           1996
                                                      -----------    -----------
Revenues:
  Related party ..................................    $  189,986     $       --
  Third parties ..................................       112,765         10,894
                                                      ----------     -----------
     Total revenues ..............................       302,751         10,894
Direct Costs:
  Related party:
     Salaries, wages and employment taxes of
       worksite employees.........................       174,759             --
     Healthcare and workers' compensation,
       state unemployment and other...............        10,551             --
  Third parties:
     Salaries, wages and employment taxes of
     worksite employees...........................        94,812          9,082
     Healthcare and workers' compensation,
      state unemployment and other................        13,217            970
                                                      ----------     -----------
      Gross profit ...............................         9,412            842
Selling, general and administrative expenses .....         6,456            660
Provision for uncollectible accounts .............            30              1
Amortization of excess cost of net assets
  acquired........................................           639             27
                                                      ----------     -----------
     Income from operations ......................         2,287            154
Investment income ................................            59              4
Interest expense .................................           (57)            --
Interest expense--related party ..................          (197)           (34)
                                                      ----------     -----------
      Income before income taxes .................         2,092            124
Income taxes .....................................           973             63
                                                      ----------     -----------

     Net income ..................................    $    1,119     $       61
                                                      ==========     ===========
     Net income per share - basic ................    $      .05     $       --
                                                      ==========     ===========
     Net income per share - assuming dilution ....    $      .05     $       --
                                                      ==========     ===========


















The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                       For The Six Months Ended
                                                              December 31,
                                                      --------------------------
                                                         1997           1996
                                                      ----------     -----------
Revenues:
  Related party ..................................    $  366,078     $       --
  Third parties ..................................       203,430         10,894
                                                      ----------     -----------
     Total revenues ..............................       569,508         10,894
Direct Costs:
  Related party:
     Salaries, wages and employment taxes of
       worksite employees.........................       336,196             --
     Healthcare and workers' compensation,
       state unemployment and other...............        21,240             --
  Third parties:
     Salaries, wages and employment taxes of
       worksite employees.........................       175,875          9,082
     Healthcare and workers' compensation,
       state unemployment and other...............        18,457            970
                                                      ----------     -----------
      Gross profit ...............................        17,740            842
Selling, general and administrative expenses .....        12,048            660
Provision for uncollectible accounts .............            68              1
Amortization of excess cost of net assets acquired         1,211             27
                                                      ----------     -----------
     Income from operations ......................         4,413            154
Investment income ................................           117              4
Interest expense .................................           (76)            --
Interest expense--related party ..................          (611)           (34)
                                                      ----------     -----------
      Income before income taxes .................         3,843            124
Income taxes .....................................         1,787             63
                                                      ----------     -----------

     Net income ..................................    $    2,056     $       61
                                                      ==========     ===========
     Net income per share - basic ................    $      .09     $       --
                                                      ==========     ===========
     Net income per share - assuming dilution ....    $      .09     $       --
                                                      ==========     ===========















The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                       For The Six Months Ended
                                                             December 31,
                                                      --------------------------
                                                          1997           1996
                                                      -----------   ------------
Cash from operating activities:
Net income .......................................    $    2,056    $        61

Adjustments to reconcile net income to net cash
flows from operating activities, net of effects
from acquisitions:
   Depreciation and amortization .................         1,695             48
   Provision for uncollectible accounts ..........            68              1
   Changes in assets and liabilities, net of
   effects from acquisitions:
     Accounts receivable--third parties ..........         1,709           (122)
     Accounts receivable--related party ..........       (11,940)            --
     Other current assets ........................        (1,604)            27
     Accounts payable and accrued expenses .......          (760)           141
     Accrued salaries, wages, and payroll taxes...        10,506            352
     Accrued interest--related party .............           611             34
     Accrued workers' compensation and health
       claims.....................................         4,922             --
     Income taxes payable ........................         1,679             --
     Other, net ..................................           467             61
                                                      -----------    -----------

       Net cash flows provided by operating
         activities...............................         9,409            603
                                                      -----------    -----------

Cash from investing activities:
Payments for businesses acquired, net of cash
  acquired........................................        (7,964)        (1,804)
Payment of deferred purchase price obligation.....       (16,172)            --
Additions to property and equipment...............        (1,908)           (11)
Other, net........................................          (515)            --
                                                      -----------    -----------

       Net cash flows (used in) investing
         activities...............................       (26,559)        (1,815)
                                                      -----------    -----------

Cash flows from financing activities:
Proceeds from revolving credit facility ..........         4,000             --
Net proceeds from the initial public offering of
  common stock....................................        45,941             --
Proceeds from financing arrangements with
  related party...................................            --          2,000
Payment of financing arrangements with related
  party...........................................       (28,382)            --
Payment of long-term debt and financing
  arrangements....................................          (331)            --
                                                      -----------    -----------

       Net cash flows provided by financing
         activities...............................        21,228          2,000
                                                      -----------    -----------

Net increase in cash and cash equivalents ........         4,078            788
Cash and cash equivalents, beginning of period ...         1,782             --
                                                      -----------    -----------
Cash and cash equivalents, end of period .........    $    5,860    $       788
                                                      ===========    ===========

Supplemental disclosures of cash flow:
   Interest paid .................................    $      108    $        --
                                                      ===========    ===========
   Income taxes paid .............................    $       25    $        --
                                                      ===========    ===========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (In thousands, except per share data)
                                   (Unaudited)


                            Shares Issued   Common
                          ----------------   ($.01               Additional  Deferred
                                             Par      Treasury   Paid-In     Compen-  Retained
                          Common   Treasury  Value)     Stock    Capital     sation   Earnings
                         --------  --------  -------  --------  ----------  --------  --------

Balance at
  June 30, 1997.......    19,193      (563)  $  192   $(1,080)  $   1,189   $    --   $    --
Issuance through
  initial public
  offering, net of
  offering costs
  of $5,810...........     5,750        --       58        --      45,883        --        --
Issuance in
  connection with
  acquisitions........     1,360       563       13     1,080       4,781        --        --
Accretion of
  mandatorily
  redeemable common
  stock...............        --        --       --        --          --        --    (1,185)
Conversion of
  mandatorily
  redeemable common
  stock...............       813        --        8        --       3,907        --        --
Issued under stock
  option plan.........        --        --       --        --         172      (172)       --
Amortization of
  deferred
  compensation........        --        --       --        --          --        13        --
Net income............        --        --       --        --          --        --     2,056
                         ========  ========  =======  ========  ==========  ========  ========
Balance at
  December 31, 1997...    27,116        --   $  271    $   --   $  55,932   $  (159)  $   871
                         ========  ========  =======  ========  ==========  ========  ========
























The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
                      (In thousands, except per share data)
                                   (Unaudited)


1.    Basis of Presentation

      NovaCare Employee Services, Inc. (the "Company") is a national professional employer organization ("PEO") providing small and medium-sized businesses with comprehensive, fully integrated outsourcing solutions to human resource issues, including payroll management, risk management, benefits administration, unemployment services, rehabilitation temporary staffing and human resource consulting services.

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

      The condensed consolidated financial statements include the operations of NovaCare Employee Services, Inc., and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying condensed consolidated financial statements of the Company are unaudited. The balance sheet as of June 30, 1997 is condensed from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the period ended June 30, 1997 contained in the Company's final prospectus dated November 11, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented. Certain amounts in the fiscal 1996 condensed consolidated financial statements have been reclassified to conform with the fiscal 1997 presentation.

      Operating results for the three and six-month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

2.    Initial Public Offering

      On November 11, 1997, the Company completed an initial public offering of 5,000 shares of its common stock (the "Offering"). Subsequent to the Offering, the Company issued an additional 750 shares pursuant to the exercise of an over-allotment provision, for a total issuance of 5,750 shares. The net proceeds from the Offering, (after deducting offering costs of $5,810), amounted to $45,941. The proceeds were used by the Company to pay
   (i) the Company's outstanding revolving credit loan of $28,382 from the Parent, (ii) $1,000 to an affiliate of the Company who is a former owner of a business acquired by the Company, and (iii) $16,172 to retire deferred purchase obligations, $1,000 of which was paid subsequent to December 31,1997. Simultaneously with the completion of the Offering, the Company's mandatorily redeemable common stock was converted into 813 shares of the Company's common stock.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 1997
                      (In thousands, except per share data)
                                   (Unaudited)

3.     Acquisitions

      The Company acquired all of the outstanding stock of AmeriCare Employers Group, Inc. ("AmeriCare"), a PEO in Phoenix, Arizona, effective December 1, 1997, for $9,000 in cash, 723 shares of the Company's common stock, the assumption of certain liabilities, and future contingent payments. The cash portion of the purchase price was funded through borrowings under the
   Company's   revolving   credit  facility  and  through  cash  generated  from
   operations.

      The acquisition has been accounted for as a purchase, and accordingly, the aggregate purchase price was allocated to assets and liabilities based on their fair values at the date of acquisition. The excess of the purchase price over the fair market value of the underlying assets acquired was approximately $19,348.

      In the third quarter of fiscal 1997, the Company acquired three PEO businesses. In addition, on July 1, 1997, the Company acquired NovaPro, a rehabilitation temporary staffing business, from the Parent.

      The following unaudited pro forma consolidated results of the Company give effect to each of the acquisitions as if they occurred as of October 1, 1996 (the date of inception):

                                                      For the Six Months Ended
                                                            December 31,
                                                     ---------------------------
                                                         1997           1996
                                                     ------------   ------------
       Net revenues..............................    $   642,757     $  105,661
       Net income................................          2,192         (2,090)
       Net income per share - basic..............    $       .10     $     (.10)
       Net income per share - assuming dilution..    $       .10     $     (.10)

      The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of October 1, 1996, or the results which may occur in the future.

4.    Net Income Per Share

      Statement of Financial Accounting Standards No. 128, "Earnings Per Share," became effective for periods ending after December 15, 1997. This statement revised the calculation of earnings per share from the "primary" and "fully diluted" methods previously employed, to the "basic" and "assuming dilution" methods. The Company had not previously presented fully-diluted earnings per share because the result was not materially different than the primary calculation. Under the new statement, basic earnings per share represents earnings divided by the weighted average number of shares outstanding during the period. Earnings per share-assuming dilution represents the basic weighted average shares outstanding adjusted for the effects of stock options and contingently issuable shares under certain acquisition agreements. The calculation of the Company's earnings per share assuming dilution closely resembles that used in prior calculations of primary earnings per share.

      In accordance with this statement, the Company has replaced its disclosure of primary net income per share with net income per share-basic and net income per share-assuming dilution.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 1997
                      (In thousands, except per share data)
                                   (Unaudited)

4.    Net Income Per Share  (Continued)

      The following table sets forth the computation and reconciliation of net income per share-basic and net income per share-assuming dilution:

                                    For the Three Months    For the Six Months
                                            Ended                  Ended
                                         December 31,           December 31,
                                    --------------------   ---------------------
                                      1997        1996       1997        1996
                                    ---------  ---------  ----------  ----------

    Net income....................  $  1,119   $     61   $   2,056   $      61
                                    =========  =========  ==========  ==========

    Weighted average shares
       outstanding:

      Weighted average shares
       outstanding - basic.......     23,869     16,855      22,405      16,855

      Stock options..............        162         --         156          --
                                    ---------  ---------  ----------  ----------

      Weighted average shares
       outstanding - assuming
       dilution..................     24,031     16,855      22,561      16,855
                                    =========  =========  ==========  ==========

      Net income per share -
       basic.....................   $   .05    $     --   $     .09   $      --
                                    =========  =========  ==========  ==========
      Net income per share -
       assuming dilution.........   $    .05   $      --   $    .09   $      --
                                    =========  =========  ==========  ==========

      Net income per share has been computed in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"). SAB 98 requires that common shares issued by the Company in the twelve months immediately preceding a proposed public offering plus the number of common equivalent shares which became issuable during the same period pursuant to the grant of stock options at prices substantially less than the security's fair value (nominal issuances) be included in the calculation of common stock and common stock equivalent shares, as if they were outstanding for all periods presented. The Company determined there were no material issuances of nominal shares in the twelve months preceding the Offering.

      Options to purchase 809 shares of common stock for the three and six months ended December 31, 1997, were not included as common stock equivalents in the computation of net income per share-assuming dilution because the effect would be antidilutive. As part of certain purchase agreements, the former stockholders are eligible to receive additional shares of the Company's common stock contingent upon achieving certain financial and operating criteria. Approximately 1,845 contingently issuable shares were not included in the computation of net income per share-assuming dilution because all specified financial and operating conditions have not been satisfied.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                December 31, 1997
                      (In thousands, except per share data)
                                   (Unaudited)


5.    Property and Equipment

      The components of property and equipment were as follows:


                                                     December 31,     June 30,
                                                        1997            1997
                                                     ------------   ------------
       Land and buildings......................      $       70       $      70
       Property, equipment and furniture.......           2,416           1,019
       Leasehold improvements..................             291             162
       Computer equipment and capitalized
         software..............................           1,731             240
                                                     ------------   ------------
                                                          4,508           1,491
       Less: Accumulated depreciation and
       amortization............................            (503)           (165)
                                                     ============   ============
                                                     $     4,005      $   1,326
                                                     ============   ============

6.    Financing Arrangements

      Financing arrangements consisted of the following:


                                                     December 31,     June 30,
                                                        1997            1997
                                                     ------------   ------------
       $25,000 revolving credit facility (Prime
          rate plus 0.125% to 1.25%), due
          November 17, 2000.......................    $     4,000    $       --
       Subordinated promissory notes (6% to 10%),
          through 2002............................          1,235         1,322
       $750 revolving credit facility (Prime
          rate plus 1.25%), due May 15, 1998......            750            --
       Other......................................            117            44
                                                      ------------  ------------
                                                            6,102         1,366
       Less:  current portion.....................         (4,969)         (298)
                                                      ============  ============
                                                      $     1,133   $     1,068
                                                      ============  ============

      Subsequent to the November 1997 Offering, the Company entered into a $25,000 three-year revolving credit facility with a syndicate of lenders (the "Credit Facility"). The Credit Facility provides for revolving credit available to fund working capital, capital expenditures, standby letters of credit and finance acquisitions. The Credit Facility includes a $5,000 letter of credit subfacility.

      The Credit Facility provides for interest at a variable rate, depending on certain financial ratios, equal to (a) the EuroDollar rate plus a range of 1.375% to 2.50% or (b) the lead lender's prime rate plus a range of 0.125% to 1.25%. In addition, the Company has agreed to pay a commitment fee ranging from 0.30% to 0.50% per annum on the unused portion of the commitment. Loans made under the Credit Facility are collateralized by a pledge of all of the
   (i) Company's interest in the common stock of its subsidiaries, (ii) assets of the Company and its subsidiaries, and (iii) the Parent's interest in the common stock of the Company.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 1997
                      (In thousands, except per share data)
                                   (Unaudited)

6.    Financing Arrangements (Continued)

      At December 31, 1997, the Company had outstanding borrowings of $4,000 under the Credit Facility. In January 1998, the Company borrowed an additional $750 under the Credit Facility to pay off a revolving credit facility assumed in connection with the AmeriCare acquisition, and assumed a letter of credit from the Parent in the amount of $1,141, which guarantees payment of claims to one of the Company's former workers' compensation insurance carriers. As of December 31, 1997, $21,000 of the line was available.

7.    Accrued Workers' Compensation and Health Claims

      The Company's accruals for claims are summarized as follows:


                                                     December 31,     June 30,
                                                         1997           1997
                                                     ------------   ------------
       Accrued health benefit premiums payable
          and claims reserves.....................   $     9,226    $     3,756
       Accrued workers' compensation premiums
           payable and claims reserves............         4,650          3,577
                                                     ------------   ------------
                                                          13,876          7,333
       Less: workers' compensation and health
          claims expected to be settled in
          more than one year......................        (3,813)        (1,910)
                                                     ============   ============
                                                     $    10,063    $     5,423
                                                     ============   ============

8.    Mandatorily Redeemable Common Stock

      Mandatorily redeemable common stock was issued in the prior year in connection with certain acquisitions which provided certain registration and valuation rights. On November 11, 1997, all 813 shares of mandatorily redeemable stock were automatically converted into common stock.

9.    Deferred Compensation

      On August 8 and September 5, 1997, the Company granted options to purchase shares of common stock at an exercise price of $4.50 per share. There was no trading market for the common stock as of each respective date. For financial statement purposes, a fair market value for the common stock has been determined by the Board of Directors to be $7.12 on August 8, 1997, and $9.00 on September 5, 1997.

      Accordingly, the Company has recorded deferred compensation expense based on the difference between the exercise price and the fair market value of the common stock on the date of grant, in the aggregate amount of $172. This amount is recognized as compensation expense, on a straight line basis, over the vesting period of five years. The unamortized portion of deferred compensation is recorded as a reduction to shareholders' equity. At December 31, 1997, the remaining unamortized portion of deferred compensation amounted to $159.

10.  Commitments and Contingencies

      The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the financial position or results of operations of the Company.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
                                December 31, 1997
                      (In thousands, except per share data)
                                   (Unaudited)


10.   Commitments and Contingencies (Continued)

      Certain purchase agreements require additional payments if specific financial and/or operating conditions are met. Aggregate contingent payments in connection with these acquisitions at December 31, 1997 of approximately $1,100 in cash and 1,870 shares of common stock have not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable.

      The Company's operations are subject to numerous Federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these regulations affect all companies in the United States. However, the regulatory environment for PEOs is an evolving area due to uncertainties resulting from the non-traditional employment relationships. Many Federal and state laws relating to tax and employment matters were enacted prior to the development of PEO companies and do not specifically address the obligations and responsibilities of these co-employer relationships. The Internal Revenue Service (the "IRS") is conducting a market segment study of the PEO industry (the "Market Segment Study") focusing on selected PEOs (not including the Company) in order to examine the relationship among PEOs, their clients, worksite employees, and the owners of clients. IRS officials previously indicated that the Market Segment Study was expected to be completed during the early months of 1998. However, more recent IRS statements suggest that an announcement of the IRS' position with respect to PEOs may be delayed. If the IRS concludes that PEOs are not "employers" of certain worksite employees for purposes of the Code, the Company's benefit plans (including cafeteria, health and welfare, and retirement plans) may lose their favorable tax status, and the Company may no longer be able to assume its clients' Federal employment tax withholding obligations.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview

      NovaCare Employee Services, Inc. (the "Company") is one of the largest professional employer organizations ("PEO"s) in the United States. The Company commenced operations on October 1, 1996, concurrent with the acquisition of one PEO business. In February 1997, the Company acquired three additional PEO businesses and signed an agreement with NovaCare, Inc. (the "Parent") to provide traditional PEO services to principally all of the Parent's worksite employees (the "NovaCare Contract"). On July 1, 1997, the Company acquired NovaPro, a rehabilitation temporary staffing business, from the Parent. Effective December 1, 1997 the Company acquired AmeriCare Employers Group, Inc. ("AmeriCare"), a PEO business. As of December 31, 1997, the Company served 2,455 organizations with 46,430 employees at over 3,000 worksites in 45 states, principally in 10 different industries. The Company is an employee services company which provides small and medium-sized businesses with comprehensive, fully integrated out-sourcing solutions to human resource issues, including payroll management, risk management, benefits administration, unemployment services and human resource consulting services.

Results of Operations for the Three Months Ended December 31, 1997

      The Company commenced operations on October 1, 1996 with the acquisition of one PEO business which generated $10.9 million of revenues for the quarter ended December 31, 1996. All material increases in revenues, direct costs, selling, general and administrative expenses and other expense categories, between the quarter ended December 31, 1997 and 1996, are directly attributable to the completion of five additional acquisitions and the consummation of the NovaCare Contract, subsequent to December 31, 1996, as described above. Accordingly, results for the quarter ended September 30, 1997 are presented and used for additional comparative purposes. The following table sets forth certain income statement and statistical data for the quarters ended December 31, 1997, September 30, 1997 and December 31, 1996.


                                              For the period from
                            -------------------------------------------------------------
                              October 1, 1997       July 1, 1997       October 1, 1996
(Table in thousands,                 to                  to             (inception) to
 except percentages)         December 31, 1997   September 30, 1997    December 31, 1996
                            -------------------  -------------------  -------------------

Operating Results:              $         %          $         %          $         %
                            ---------  --------  ---------  --------  ---------  --------
  Revenues...............   $302,751    100.0%   $266,757    100.0%   $ 10,894    100.0%
  Direct costs:
  Salaries, wages and
   employment taxes of
   worksite employees....    269,571     89.0     242,500     90.9      9,082      83.4
  Health care, workers'
   compensation, state
   unemployment taxes
   and other.............     23,768      7.9      15,929      6.0        970       8.9
                            ---------  --------  ---------  --------  ---------  --------
   Gross profit..........      9,412      3.1       8,328      3.1        842       7.7
  Selling, general and
   administrative
   expenses..............      6,486      2.1       5,630      2.1        661       6.1
  Amortization of excess
   cost of net assets
   acquired..............        639      0.2         572      0.2         27       0.2
                            ---------  --------  ---------  --------  ---------  --------
   Income from
     operations..........      2,287      0.8       2,126      0.8        154       1.4
  Interest expense, net..       (195)    (0.1)       (375)    (0.1)       (30)     (0.3)
                            ---------  --------  ---------  --------  ---------  --------
   Income before income
   taxes.................      2,092      0.7       1,751      0.7        124       1.1
  Income tax expense.....        973      0.3         814      0.3         63       0.6
                            =========  ========  =========  ========  =========  ========
   Net income............   $  1,119      0.4%    $   937      0.4%    $   61       0.5%
                            =========  ========  =========  ========  =========  ========

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Results of Operations for the Three Months Ended December 31, 1997 (Continued)


                                                 For the period from
                                       -----------------------------------------
                                                                     October 1,
                                                                        1996
                                        October 1,     July 1,      (inception)
                                         1997 to       1997 to          to
                                       December 31,  September 31,  December 31,
                                           1997           1997          1996
                                       ------------  -------------  ------------
    Statistical Data:
      EBITDA (in thousands) (1)......  $     3,192   $      2,916   $       202
      Number of clients at period
        end..........................        2,455          1,763           128
      Worksite employees at period
       end:
       Third parties.................       29,552         21,531         1,958
       Related party.................       16,878         15,135            --
                                       ============  =============  ============
       Total.........................       46,430         36,666         1,958
                                       ============  =============  ============
      Weighted average worksite
       employees paid during the
       period:
       Third parties.................       24,277         20,313         1,757
       Related party.................       16,384         14,889            --
                                       ------------  -------------  ------------
       Weighted average..............       40,661         35,202         1,757
                                       ============  =============  ============
      Quarterly gross profit per
        weighted average worksite
        employee (in whole $'s):
       Third parties.................  $       195   $        215   $       479
       Related party.................          285            266            --
        Weighted average.............          231            237           479

----------

(1)EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation or as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

   Revenues for the quarter ended December 31, 1997 increased $36.0 million or 13.5% from the quarter ended September 30, 1997. The revenue increase is attributed to internal growth due to an increase in the number of clients and worksite employees served and the AmeriCare acquisition. The number of clients increased to 2,455 at December 31, 1997, from 1,763 at September 30, 1997. The AmeriCare acquisition contributed 625 clients to this growth. The weighted average number of worksite employees increased to 40,661 at December 31, 1997 from 35,202 at September 30, 1997 with AmeriCare contributing 2,465.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Results of Operations for the Three Months Ended December 31, 1997 (Continued)


   Gross profit increased to $9.4 million for the quarter ended December 31, 1997 from $8.3 million for the quarter ended September 30, 1997 due to the increased revenues. Gross profit as a percentage of revenues remained consistent with the September quarter at 3.1%. The second quarter gross profit per third party weighted average worksite employee of $195 decreased from $215 for the first quarter due to increased direct costs to support growth, and seasonality of state unemployment profit impact. The related party gross profit per weighted average worksite employee increased to $285 from $266 for the first quarter due to improved management of employee benefits program costs. For the quarter ended December 31, 1997, gross profit percentage has decreased from 7.7% for the quarter ended December 31, 1996 to 3.1%, due to subsequent acquisitions and consummation of the NovaCare Contract, both of which produced a lower gross profit percentage versus the initial acquisition.

   Selling, general and administrative expenses increased to $6.5 million for the quarter ended December 31, 1997 from $5.6 million for the quarter ended September 30, 1997, due to increased selling and administrative expenses required to carry out the Company's growth strategy. As a percentage of revenues, selling, general and administrative expenses were 2.1% for each period. For the quarter ended December 31, 1997, selling, general and administrative expenses has decreased from 6.1% for the quarter ended December 31, 1996 to 2.1% due to a more favorable cost structure resulting from subsequent acquisitions and the NovaCare Contract.

   Amortization of excess cost of net assets acquired increased to $639,000 for the quarter ended December 31, 1997 from $572,000 for the quarter ended September 30, 1997 primarily as a result of amortization of goodwill related to the AmeriCare acquisition.

   Interest expense, net of interest income, decreased to $195,000 for the quarter ended December 31, 1997 from $375,000 for the quarter ended September 30, 1997 primarily due to a reduction in debt obligations with proceeds from the Offering.

   Income taxes as a percentage of pretax income were 46.5% for the three months ended December 31, 1997 and September 30, 1997.

Results of Operations for the Six Months Ended December 31, 1997

   The Company commenced operations on October 1, 1996 with the acquisition of one PEO business which generated $10.9 million of revenues for the six months ended December 31, 1996. All material increases in revenues, direct costs, selling, general and administrative expenses and other expense categories, between the six months ended December 31, 1997 and 1996, are directly attributable to the completion of five additional acquisition and the consummation of the NovaCare Contract, subsequent to December 31, 1996, as described in the overview above.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Results of Operations for the Six Months Ended December 31, 1997 (Continued)


                                                 For the period from
                                     -------------------------------------------
                                          July 1, 1997,       October 1, 1996
    (Table in thousands,                       to             (inception), to
     except percentages)              December 31, 1997      December 31, 1996
                                     --------------------  ---------------------

    Operating Results:                   $           %           $           %
                                     ----------  --------  ----------  ---------
      Revenues..................     $ 569,508    100.0%   $  10,894     100.0%
      Direct costs:
      Salaries, wages and
       employment taxes of
       worksite employees.......       512,071      89.9       9,082      83.4
      Health care, workers'
       compensation, state
       unemployment taxes
       and other................        39,697       7.0         970       8.9
                                     ----------  --------  ----------  ---------
       Gross profit.............        17,740       3.1         842       7.7
      Selling, general and
       administrative
       expenses.................        12,116       2.1         661       6.1
      Amortization of excess
       cost of net assets
       acquired.................         1,211       0.2          27       0.2
                                     ----------  ---------  ----------  --------
       Income from operations...         4,413       0.8         154       1.4
      Interest expense, net.....          (570)     (0.1)        (30)     (0.3)
                                     ----------  ---------  ----------  --------

       Income before income              3,843       0.7         124       1.1
       taxes.................
      Income tax expense.....            1,787       0.3          63       0.6
                                    ===========  =========  ==========  ========
       Net income............       $    2,056       0.4%   $     61       0.5%
                                    ===========  =========  ==========  ========

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Results of Operations for the Six Months Ended December 31, 1997 (Continued)



                                                       For the period from
                                                 -------------------------------
                                                                    October 1,
                                                                      1996
                                                  July 1, 1997     (inception)
                                                       to              to
                                                  December 31,     December 31,
                                                      1997             1996
                                                 --------------   --------------
      Statistical Data:
        EBITDA (in thousands)(1)........        $      6,108       $       202
        Number of clients at period end                2,455               128
        Worksite employees at period
        end:
          Third parties................               29,552             1,958
          Related party................               16,878                --
                                                ==============    ==============
            Total......................               46,430             1,958
                                                ==============    ==============
         Weighted average worksite
          employees paid during
          the period:
          Third parties................               22,295             1,757
          Related party................               15,637                --
                                                --------------    --------------
          Weighted average.............               37,932             1,757
                                                ==============    ==============
        Year-to-date  gross profit per
          weighted average worksite employee
          (in whole $'s):
          Third parties................         $        408      $        479
          Related party................                  553                --
          Weighted average.............                  468               479

----------

(1)EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation or as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

Liquidity and Capital Resources

   The Company had $5.9 million in cash and cash equivalents as of December 31, 1997. As of the same date, the Company had negative working capital of $8.6 million primarily as a result of the Company borrowing $4.0 million from its credit facility for the December 1, 1997 AmeriCare acquisition. The Company's primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its worksite and internal employees, accounts payable and the payment of accrued workers' compensation expense and health benefit plan premiums.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

   The Company's cash flows provided by operating activities were $7.4 million for the quarter ended December 31, 1997 resulting primarily from net income, amortization and depreciation of $2.0 million along with an $11.3 million liability increase for accrued salaries, wages and payroll taxes, caused by the timing of the payment of these liabilities, offset by a $3.4 million net cash use for increased accounts receivable and a $2.3 million liability decrease for accrued workers' compensation and health claims. Accounts receivable, accrued salaries, wages, payroll taxes, and health benefit premiums payable are subject to fluctuations depending on the correlation between the financial reporting cycle versus the payroll cycle.

   Cash expended for investing activities during the same period was $25.7 million primarily resulting from the payment of $16.2 million to retire deferred purchase obligations and the payment of net cash of $8.0 million for the AmeriCare acquisition, along with $1.5 million for additions to furniture, equipment and other assets. Although the Company currently has no significant capital commitments, the Company anticipates the possible acquisition of PEO or other employee services businesses in strategic markets during the remainder of fiscal 1998.

   Net cash provided by financing activities was $21.7 million for the three months ended December 31, 1997. During the quarter, the Company completed its initial public offering and received proceeds of $45.9 million, net of offering costs, from the sale of 5.8 million shares of common stock of the Company. The Company used $28.3 million of its proceeds to retire debt due to the Parent. The increase in cash also related to the $4.0 million borrowing on the Company's revolving credit facility.

   The Company believes the cash flows generated by the Company's operations, together with its existing cash and availability of credit under the credit facility, will be sufficient to meet the Company's short- and long-term cash needs.

Year 2000 Compliance

      The Company is in the process of assessing the effects of Year 2000 software issues on its present information technology structure. As of December 31, 1997, that assessment, including a determination of the exposure of the Company's business processes to these issues and the need for and estimated costs associated with any necessary conversions had not been completed.

Cautionary Statement

   Except for historical information, matters discussed above including, but not limited to, statements concerning future growth, are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include management retention and development, management's success in integrating acquired businesses, in developing and introducing new products and lines of business and in entering new markets, adverse Internal Revenue Service rulings and state regulations with respect to the employer status of employee services businesses and the Company's ability to implement its employee services business model.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

(A)   Exhibit
      Number              Exhibit Description                      Page Number

      4(a)        Amendment No. 1 to the NovaCare
                  Employee Service, Inc. 1997 Stock
                  Option Plan, dated as of November 24,
                  1997.

      10(a)       Employment agreement dated as of
                  December 10, 1997 between the Company
                  and Kenneth J. Jankowski.

      27          Financial Data Schedule


(B) The Company filed report Form 8-K regarding the Americare acquisition on February 2, 1998.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NOVACARE EMPLOYEE SERVICES, INC.
                                  --------------------------------
                                            (Registrant)




February 16, 1998                 By/s/Thomas D. Schubert
                                    -------------------------------
                                       Thomas D. Schubert
                                       Senior Vice President,
                                       Chief Financial Officer and Principal
                                       Accounting Officer