Form 10-Q
period 1998-03-31
NOVACARE EMPLOYEE SERVICES INC
filed 1998-05-15
CIK 1045536

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

                                  Yes [X]         No [ ]


As of April 30, 1998, NovaCare Employee Services, Inc. had 27,118,079 shares of common stock, $.01 par value, outstanding.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                    FORM 10-Q - QUARTER ENDED MARCH 31, 1998


                                      INDEX

PART NO.          ITEM NO.                      DESCRIPTION                                           PAGE NO.
--------          --------                      -----------                                           --------

     I                           FINANCIAL INFORMATION

                     1           Financial Statements
                                 -    Condensed Consolidated Balance Sheets as of
                                      March 31, 1998 and June 30, 1997                                    1

                                 -    Condensed Consolidated Statements of
                                      Operations for the Three Months Ended March
                                      31, 1998 and 1997                                                   2

                                 -    Condensed Consolidated Statements of
                                      Operations for the Nine Months Ended March 31,
                                      1998 and 1997                                                       3

                                 -    Condensed Consolidated Statements of Cash Flows
                                      for the Nine Months Ended March 31, 1998 and 1997                   4

                                 -    Consolidated Statement of Shareholders Equity
                                      for the Nine Months Ended March 31, 1998                            5

                                 Notes to Condensed Consolidated Financial Statements                   6-11

                     2           Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                                    12-18

    II                           OTHER INFORMATION

                     6           Exhibits and Reports on Form 8-K                                        19

Signature                                                                                                20

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND JUNE 30, 1997
                    (In thousands, except per share data)

                                                                                           MARCH 31,      June 30,
                                                                                             1998           1997
                                                                                          ---------       ---------
ASSETS                                                                                   (UNAUDITED)     (See Note 1)
Current assets:
   Cash and cash equivalents ..........................................................   $   6,084       $   1,782
   Accounts receivable:
       Related party ..................................................................      23,280          27,607
       Unbilled .......................................................................      14,488           7,215
       Third parties, net of allowance for doubtful accounts at March 31, 1998
         and at June 30, 1997 of $149 and $26, respectively ...........................       6,799           1,910
   Prepaid assets .....................................................................       2,318             567
   Deferred income taxes ..............................................................         702             296
   Other current assets ...............................................................       1,388             502
                                                                                          ---------       ---------
       Total current assets ...........................................................      55,059          39,879
Property and equipment, net ...........................................................       4,299           1,326
Excess cost of net assets acquired, net ...............................................      72,879          53,691
Other assets, net .....................................................................       1,081           1,102
                                                                                          ---------       ---------
                                                                                          $ 133,318       $  95,998
                                                                                          =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of financing arrangements ..........................................   $     234       $     298
   Accounts payable and accrued expenses ..............................................       6,609           6,172
   Accrued salaries, wages and payroll taxes ..........................................      37,978          28,159
   Current portion of accrued workers' compensation and health claims .................      13,821           5,423
   Note payable to related party ......................................................        --            28,382
   Current portion of deferred purchase price obligations .............................       2,200          18,905
   Income taxes payable ...............................................................       2,300           1,382
                                                                                          ---------       ---------
       Total current liabilities ......................................................      63,142          88,721
Financing arrangements, net of current portion ........................................         823           1,068
Accrued workers' compensation and health claims, net of current portion ...............       4,266           1,910
Deferred purchase price obligations, net of current portion ...........................       6,091             856
Other .................................................................................         816             411
                                                                                          ---------       ---------
       Total liabilities ..............................................................      75,138          92,966
Mandatorily redeemable common stock ...................................................        --             2,731
Commitments and contingencies .........................................................        --              --
Shareholders' equity:
   Preferred stock, $.01 par value; authorized 1,000 shares; no shares issued
     or outstanding ...................................................................        --              --
   Common stock, $.01 par value; authorized 60,000 shares; issued 27,118
     shares at March 31, 1998 and 19,193 shares at June 30, 1997 ......................         271             192
   Additional paid-in capital .........................................................      55,668           1,189
   Retained earnings ..................................................................       2,350            --
                                                                                          ---------       ---------
                                                                                             58,289           1,381
   Less:Common stock in treasury (at cost), 563 shares at June 30, 1997 ...............        --            (1,080)
        Deferred compensation, net ....................................................        (109)           --
                                                                                          ---------       ---------
        Total shareholders' equity ....................................................      58,180             301
                                                                                          ---------       ---------
                                                                                          $ 133,318       $  95,998
                                                                                          =========       =========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                              FOR THE THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              ---------------------------
                                                                                  1998            1997
                                                                              ----------       ----------
Revenues:
   Related party ..........................................................    $ 193,837       $  99,923
   Third parties ..........................................................      144,530          51,153
                                                                               ---------       ---------
       Total revenues .....................................................      338,367         151,076
Direct costs:
   Related party:
       Salaries, wages and employment taxes of worksite employees .........      171,931          91,480
       Healthcare and workers' compensation, state unemployment and other .       16,642           6,205
   Third parties:
       Salaries, wages and employment taxes of worksite employees .........      128,280          45,251
       Healthcare and workers' compensation, state unemployment and other .       10,212           3,412
                                                                               ---------       ---------
         Gross profit .....................................................       11,302           4,728
Selling, general and administrative expenses ..............................        7,630           3,214
Provision for uncollectible accounts ......................................           55               1
Amortization of excess cost of net assets acquired ........................          777             440
                                                                               ---------       ---------
       Income from operations .............................................        2,840           1,073
Investment income .........................................................           46               5
Interest expense ..........................................................         (121)             (2)
Interest expense -- related party .........................................         --              (265)
                                                                               ---------       ---------
        Income before income taxes ........................................        2,765             811
Income taxes ..............................................................        1,286             591
                                                                               ---------       ---------
       Net income .........................................................    $   1,479       $     220
                                                                               =========       =========

       Net income per share - basic .......................................    $     .05       $     .01
                                                                               =========       =========
       Net income per share - assuming dilution ...........................    $     .05       $     .01
                                                                               =========       =========




  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                 FOR THE NINE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 -------------------------
                                                                                   1998             1997
                                                                                 ---------       ---------
Revenues:
   Related party ..........................................................      $ 559,915       $  99,923
   Third parties ..........................................................        347,960          62,047
                                                                                 ---------       ---------
       Total revenues .....................................................        907,875         161,970
Direct costs:
   Related party:
       Salaries, wages and employment taxes of worksite employees .........        508,127          91,480
       Healthcare and workers' compensation, state unemployment and other..         37,882           6,205
   Third parties:
       Salaries, wages and employment taxes of worksite employees .........        304,155          54,333
       Healthcare and workers' compensation, state unemployment and other..         28,669           4,382
                                                                                 ---------       ---------
         Gross profit .....................................................         29,042           5,570
Selling, general and administrative expenses ..............................         19,678           3,874
Provision for uncollectible accounts ......................................            123               2
Amortization of excess cost of net assets acquired ........................          1,988             467
                                                                                 ---------       ---------
       Income from operations .............................................          7,253           1,227
Investment income .........................................................            163               9
Interest expense ..........................................................           (197)             (2)
Interest expense -- related party .........................................           (611)           (299)
                                                                                 ---------       ---------
        Income before income taxes ........................................          6,608             935
Income taxes ..............................................................          3,073             654
                                                                                 ---------       ---------
       Net income .........................................................      $   3,535       $     281
                                                                                 =========       =========
       Net income per share - basic .......................................      $     .15       $     .02
                                                                                 =========       =========
       Net income per share - assuming dilution ...........................      $     .15       $     .02
                                                                                 =========       =========




  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                FOR THE NINE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                -------------------------
                                                                                   1998           1997
                                                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................................      $  3,535       $    281

Adjustments to reconcile net income to net cash flows provided by operating activities:
   Depreciation and amortization ..........................................         2,736            583
   Provision for uncollectible accounts ...................................           123              2
   Changes in assets and liabilities, net of effects from acquisitions:
       Accounts receivable -- related party ...............................         2,520         (1,266)
       Accounts receivable -- third parties ...............................        (3,875)       (24,991)
       Other current assets ...............................................        (1,489)          (492)
       Accounts payable and accrued expenses ..............................        (2,725)          (138)
       Accrued salaries, wages, and payroll taxes .........................         4,589         12,594
       Accrued interest -- related party ..................................          --              299
       Accrued workers' compensation and health claims ....................         9,090         14,029
       Income taxes payable ...............................................           705            323
       Other, net .........................................................           796            495
                                                                                 --------       --------

          Net cash flows provided by operating activities .................        16,005          1,719
                                                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for businesses acquired, net of cash acquired ....................        (7,821)       (22,590)
Payment of deferred purchase price obligations ............................       (17,172)          --
Additions to property and equipment .......................................        (2,404)          (102)
Other, net ................................................................          (515)          (127)
                                                                                 --------       --------

          Net cash flows used in investing activities .....................       (27,912)       (22,819)
                                                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering of common stock .................        45,719           --
Proceeds from note payable to related party ...............................          --           23,395
Payment of note payable to related party ..................................       (28,382)          --
Proceeds from financing arrangements ......................................         4,750           --
Payment of financing arrangements .........................................        (5,884)           (30)
Payment for purchase of treasury stock ....................................          --           (1,080)
Proceeds from common stock issued .........................................             6            858
                                                                                 --------       --------

          Net cash flows provided by financing activities .................        16,209         23,143
                                                                                 --------       --------

Net increase in cash and cash equivalents .................................         4,302          2,043
Cash and cash equivalents, beginning of period ............................         1,782           --
                                                                                 --------       --------
Cash and cash equivalents, end of period ..................................      $  6,084       $  2,043
                                                                                 ========       ========

Supplemental disclosures of cash flow information:
   Interest paid ..........................................................      $    687       $      2
                                                                                 ========       ========
   Income taxes paid ......................................................      $  2,273       $   --
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

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (In thousands, except per share data)
                                   (Unaudited)


                                         SHARES ISSUED          COMMON
                                     ---------------------       STOCK                    ADDITIONAL
                                                               ($.01 PAR     TREASURY      PAID-IN      DEFERRED     RETAINED
                                     COMMON       TREASURY       VALUE)       STOCK        CAPITAL    COMPENSATION   EARNINGS
                                     -------      --------     ---------     --------     ----------  ------------   --------
Balance at June 30,1997 ...........   19,193         (563)      $   192      $(1,080)      $ 1,189      $  --         $  --
Issuance through initial
   public offering,  net of
   offering costs of  $6,032 ......    5,750         --              58         --          45,661         --            --
Issuance in connection with
   acquisitions ...................    1,360          563            13        1,080         4,781         --            --
Accretion of mandatorily
   redeemable common stock ........     --           --            --           --            --           --          (1,185)
Conversion of mandatorily
   redeemable common stock ........      813         --               8         --           3,907         --            --
Issued under stock option plan ....     --           --            --           --             124         (124)         --
Issued for exercise of options ....        2         --            --           --               6          --           --
Amortization of deferred
   compensation ...................     --           --            --           --            --             15          --
Net income ........................     --           --            --           --            --           --           3,535
                                     =======      =======       =======      =======       =======      =======       =======
Balance at March 31, 1998 .........   27,118         --         $   271      $  --         $55,668      $  (109)      $ 2,350
                                     =======      =======       =======      =======       =======      =======       =======





  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)


1.   BASIS OF PRESENTATION

         NovaCare Employee Services, Inc. (the "Company") is a national professional employer organization ("PEO") providing small and medium-sized businesses with comprehensive, fully integrated outsourcing solutions to human resource issues, including payroll management, risk management, benefits administration, unemployment services, temporary staffing and human resource consulting services.

         The condensed consolidated financial statements include the operations of NovaCare Employee Services, Inc., and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying condensed consolidated financial statements of the Company are unaudited. The balance sheet as of June 30, 1997 is condensed from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the period ended June 30, 1997 contained in the Company's final prospectus dated November 11, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented. Certain amounts in the fiscal 1997 condensed consolidated financial statements have been reclassified to conform with the fiscal 1998 presentation.

         Operating results for the three and nine-month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

2.   INITIAL PUBLIC OFFERING

         On November 11, 1997, the Company completed an initial public offering of 5,000 shares of its common stock (the "Offering"). Subsequent to the Offering, the Company issued an additional 750 shares pursuant to the exercise of an over-allotment provision, for a total issuance of 5,750 shares. The net proceeds from the Offering, after deducting offering costs of $6,032, amounted to $45,719. The proceeds were used by the Company to pay: (i) the Company's outstanding revolving credit loan of $28,382 from NovaCare, Inc. (the "Parent"), (ii) $1,000 to an affiliate of the Company who is a former owner of a business acquired by the Company, and (iii) $16,172 to retire deferred purchase obligations. Simultaneously with the completion of the Offering, the Company's mandatorily redeemable common stock was converted into 813 shares of the Company's common stock.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)

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

         The acquisition has been accounted for as a purchase, and accordingly, the aggregate purchase price was allocated to assets and liabilities based on their fair values at the date of acquisition. The excess of the purchase price over the fair market value of the underlying assets acquired was approximately $19,343.

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

         The following unaudited pro forma consolidated results of the Company give effect to each of the acquisitions as if they occurred as of October 1, 1996 (the date of inception):

                                                                                FOR THE NINE MONTHS ENDED
                                                                                        MARCH 31,
                                                                           -----------------------------------
                                                                                1998                  1997
                                                                           --------------       --------------
           Net revenues..............................................      $      981,124       $      323,573
           Net income (loss).........................................               3,671               (1,908)
           Net income per share - basic..............................      $          .15       $         (.10)
           Net income per share - assuming dilution..................      $          .15       $         (.10)

         The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of October 1, 1996, or the results which may occur in the future.

4.   NET INCOME PER SHARE

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share," became effective for periods ending after December 15, 1997. This statement revised the calculation of earnings per share from the "primary" and "fully diluted" methods previously employed, to the "basic" and "assuming dilution" methods. The Company had not previously presented fully-diluted earnings per share because the result was not materially different than the primary calculation. Under the new statement, earnings per share-basic represents earnings divided by the weighted average number of shares outstanding during the period. Earnings per share-assuming dilution represents the basic weighted average shares outstanding adjusted for the effects of stock options and contingently issuable shares under certain acquisition agreements. The calculation of the Company's earnings per share-assuming dilution closely resembles that used in prior calculations of primary earnings per share.

         In accordance with this statement, the Company has replaced its disclosure of primary net income per share with net income per share-basic and net income per share-assuming dilution.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)

4.   NET INCOME PER SHARE  (CONTINUED)

         The following table sets forth the computation and reconciliation of net income per share-basic and net income per share-assuming dilution:

                                                       FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                               MARCH 31,                          MARCH 31,
                                                     -------------------------------    -------------------------------
                                                         1998              1997             1998              1997
                                                     -------------     -------------    -------------     -------------
      NET INCOME.................................     $      1,479     $         220    $       3,535     $         281
                                                     =============     =============    =============     =============
      WEIGHTED AVERAGE SHARES OUTSTANDING:
        WEIGHTED AVERAGE SHARES OUTSTANDING -
          BASIC.................................            27,544            17,904           24,134            17,205

        Stock options...........................               130              --                140              --
                                                     -------------     -------------    -------------     -------------
        WEIGHTED AVERAGE SHARES OUTSTANDING -
          ASSUMING DILUTION......................           27,674            17,904           24,274            17,205
                                                     =============     =============    =============     =============

        NET INCOME PER SHARE - BASIC............     $         .05     $         .01    $         .15     $         .02
                                                     =============     =============    =============     =============
        NET INCOME PER SHARE - ASSUMING
          DILUTION...............................    $         .05     $         .01    $         .15     $         .02
                                                     =============     =============    =============     =============

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

         Options to purchase 862 shares of common stock for the three and nine-months ended March 31, 1998, were not included as common stock equivalents in the computation of net income per share-assuming dilution because the effect would be antidilutive. As part of certain purchase agreements, the former stockholders are eligible to receive additional shares of the Company's common stock contingent upon achieving certain financial and operating criteria. Approximately 2,068 contingently issuable shares were not included in the computation of net income per share-assuming dilution because all specified financial and operating conditions have not been satisfied. There were no transactions occurring subsequent to March 31, 1998 that would have materially changed the number of shares used in computing net income per share-basic or net income per share-assuming dilution.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 MARCH 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)


5.   PROPERTY AND EQUIPMENT

         The components of property and equipment were as follows:

                                                                              MARCH 31,          June 30,
                                                                                 1998              1997
                                                                           --------------     --------------
           Land and buildings........................................      $          159     $           70
           Property, equipment and furniture.........................               2,009              1,019
           Leasehold improvements....................................                 506                162
           Computer equipment and capitalized software...............               2,330                240
                                                                           --------------     --------------
                                                                                    5,004              1,491
           Less: Accumulated depreciation and amortization...........                (705)              (165)
                                                                           ==============     ==============
                                                                           $        4,299     $        1,326
                                                                           ==============     ==============


6.   FINANCING ARRANGEMENTS

         Financing arrangements consisted of the following:

                                                                              MARCH 31,       June 30,
                                                                                1998            1997
                                                                           -------------    -------------
           Subordinated promissory notes (6% to 10%), through 2002......             746            1,322
           Other........................................................             311               44
                                                                           -------------    -------------
                                                                                   1,057            1,366
           Less: current portion........................................           (234)             (298)
                                                                           =============    =============
                                                                           $         823    $       1,068
                                                                           =============    =============


         Subsequent to the Offering, the Company entered into a $25,000 three-year revolving credit facility with a syndicate of lenders (the "Credit Facility"). The Credit Facility provides for revolving credit available to fund working capital, capital expenditures, standby letters of credit and finance acquisitions. The Credit Facility includes a $5,000 letter of credit subfacility.

         The Credit Facility provides for interest at a variable rate, depending on certain financial ratios, equal to (a) the EuroDollar rate plus a range of 1.375% to 2.50% or (b) the lead lender's prime rate plus a range of 0.125% to 1.25%. In addition, the Company has agreed to pay a commitment fee ranging from 0.30% to 0.50% per annum on the unused portion of the commitment. Loans made under the Credit Facility are collateralized by a pledge of all of the (i) Company's interest in the common stock of its subsidiaries, (ii) assets of the Company and its subsidiaries, and (iii) Parent's interest in the common stock of the Company.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)

6.   FINANCING ARRANGEMENTS (CONTINUED)

         Under the Credit Facility, the Company had outstanding a letter of credit in the amount of $1,141, which guarantees payment of claims to one of the Company's former workers' compensation insurance carriers. The unused portion of the Credit Facility at March 31, 1998 was $23,859 after reduction for the letter of credit described above.

7.   ACCRUED WORKERS' COMPENSATION AND HEALTH CLAIMS

         The Company's accruals for claims are summarized as follows:

                                                                                   MARCH 31,         June 30,
                                                                                     1998              1997
                                                                                -------------     -------------
           Accrued health benefit premiums payable and claims reserves......    $      12,643     $       3,756
           Accrued workers' compensation premiums payable and claims
              reserves .....................................................            5,444             3,577
                                                                                -------------     -------------
                                                                                       18,087             7,333
           Less: workers' compensation and health claims expected to be
              settled in less than one year.................................          (13,821)           (5,423)
                                                                                =============     =============
                                                                                $       4,266     $       1,910
                                                                                =============     =============


8.   MANDATORILY REDEEMABLE COMMON STOCK

         Mandatorily redeemable common stock was issued in the prior year in connection with certain acquisitions which provided certain registration and valuation rights. On November 11, 1997, all 813 shares of mandatorily redeemable stock were converted into common stock.

9.   DEFERRED COMPENSATION

         On August 8 and September 5, 1997, the Company granted options to certain executives, in conjunction with compensation agreements, to purchase shares of common stock at an exercise price of $4.50 per share. There was no trading market for the common stock as of each respective date. For financial statement purposes, a fair market value for the common stock has been determined by the Board of Directors to be $7.12 on August 8, 1997 and $9.00 on September 5, 1997. Accordingly, the Company has recorded deferred compensation expense based on the difference between the exercise price and the fair market value of the common stock on the date of grant, in the aggregate amount of $124. This amount is recognized as compensation expense over the vesting period of five years, on a straight-line basis. The unamortized portion of deferred compensation is recorded as a reduction to shareholders' equity. At March 31, 1998, the remaining unamortized portion of deferred compensation amounted to $109.

10.  COMMITMENTS AND CONTINGENCIES

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the financial position or results of operations of the Company.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                 MARCH 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)


10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Certain purchase agreements require additional payments if specific financial and/or operating conditions are met. Aggregate contingent payments in connection with these acquisitions at March 31, 1998 of approximately 1,416 shares of common stock have not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable.

         The Company's operations are subject to numerous Federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these regulations affect all companies in the United States. However, the regulatory environment for PEOs is an evolving area due to uncertainties resulting from the non-traditional employment relationships. Many Federal and state laws relating to tax and employment matters were enacted prior to the development of PEO companies and do not specifically address the obligations and responsibilities of these co-employer relationships. The Internal Revenue Service (the "IRS") is conducting a market segment study of the PEO industry (the "Market Segment Study") focusing on selected PEOs (not including the Company) in order to examine the relationship among PEOs, their clients, worksite employees, and the owners of clients. IRS officials previously indicated that the Market Segment Study was expected to be completed during the early months of 1998. However, more recent IRS statements suggest that an announcement of the IRS' position with respect to PEOs may be delayed. If the IRS concludes that PEOs are not "employers" of certain worksite employees for purposes of the Internal Revenue Code, the Company's benefit plans (including cafeteria, health and welfare, and retirement plans) may lose their favorable tax status, and the Company may no longer be able to assume its clients' Federal employment tax withholding obligations.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

         NovaCare Employee Services, Inc. (the "Company") is one of the largest professional employer organizations ("PEO"s) in the United States. The Company was established by NovaCare, Inc. (the "Parent"), in September 1996, as a subsidiary and commenced operations on October 1, 1996, concurrent with the acquisition of one PEO business. In February 1997, the Company acquired three additional PEO businesses and entered into a contract with the Parent to provide traditional PEO services to principally all of the Parent's worksite employees (the "NovaCare Contract"). On July 1, 1997, the Company acquired NovaPro, a rehabilitation temporary staffing business, from the Parent. Effective December 1, 1997 the Company acquired AmeriCare Employers Group, Inc. ("AmeriCare"), a PEO business. As of March 31, 1998, the Company served 2,650 organizations with 47,161 employees at over 3,000 worksites in 45 states, principally in 10 different industries. The Company is an employee services company which provides small and medium-sized businesses with comprehensive, fully integrated outsourcing solutions to human resource issues, including payroll management, risk management, benefits administration, unemployment services and human resource consulting services.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998

The following table sets forth certain income statement and statistical data for the three months ended March 31, 1998 and 1997.

                                                              FOR THE PERIOD FROM
                                              ----------------------------------------------------
                                                 JANUARY 1, 1998 TO           JANUARY 1, 1997 TO
(TABLE IN THOUSANDS, EXCEPT PERCENTAGES)           MARCH 31, 1998               MARCH 31, 1997
                                              ------------------------     -----------------------
OPERATING RESULTS:                                $              %             $             %
                                              ---------     ----------     ---------    ----------
  Revenues .....................                $ 338,367         100.0%     $ 151,076         100.0%
  Direct costs:
  Salaries, wages and employment
    taxes of  worksite employees                  300,211          88.7        136,731          90.5
  Health care, workers'
    compensation, state ........                   26,854           7.9          9,617           6.4
    unemployment taxes and other
                                                ---------     ---------      ---------    ----------
    Gross profit ...............                   11,302           3.3          4,728           3.1
  Selling, general and
    administrative expenses ....                    7,685           2.3          3,215           2.1
  Amortization of excess cost of
    net assets acquired ........                      777           0.2            440           0.3
                                                ---------     ---------      ---------    ----------
    Income from operations .....                    2,840           0.8          1,073           0.7
  Interest expense, net ........                      (75)         (0.0)          (262)         (0.2)
                                                ---------     ---------      ---------    ----------
    Income before income taxes .                    2,765           0.8            811           0.5
  Income tax expense ...........                    1,286           0.4            591           0.4
                                                ---------     ---------      ---------    ----------
    Net income .................                $   1,479           0.4%     $     220           0.1%
                                                =========     =========      =========    ==========

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 (CONTINUED)

                                                                           FOR THE PERIOD FROM
                                                                   -------------------------------------
                                                                       JANUARY 1,         JANUARY 1,
                                                                        1998 TO            1997 TO
                                                                     MARCH 31, 1998     MARCH 31, 1997
                                                                   -----------------   -----------------
          STATISTICAL DATA:
             EBITDA (in thousands) (1).......................      $           3,881   $           1,608
             Number of clients at period end.................                  2,650               1,531
             Worksite employees at period end:
               Third parties.................................                 30,035              16,917
               Related party.................................                 17,126              15,728
                                                                   -----------------   -----------------
               Total.........................................                 47,161              32,645
                                                                   =================   =================
             Weighted average worksite employees paid
               during the period:
               Third parties.................................                 29,373              11,860
               Related party.................................                 16,990              15,546
                                                                   -----------------   -----------------
               Weighted average..............................                 46,363              22,285
                                                                   =================   =================
             Quarterly gross profit per weighted average
               worksite employee (in whole $'s):
               Third parties.................................      $             206   $             210
               Related party.................................                    310                 216
               Weighted average..............................                    244                 212



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

    Revenues were $338.4 million for the three months ended March 31, 1998, compared to $151.1 million for the three months ended March 31, 1997, representing an increase of $187.3 million or 124%. The increase is attributable to an increased number of clients and worksite employees. From March 31, 1997 to March 31, 1998, the number of clients increased 73% from 1,531 to 2,650, and the number of weighted average worksite employees increased 108% from 22,285 to 46,363. The increases are attributed to: (i) the March 31, 1997 quarter containing two months of operations for the NovaCare Contract and the three PEOs acquired in February 1997, versus three months of operations in the March 31, 1998 quarter, (ii) internal growth in existing markets, (iii) the acquisition of one PEO business (AmeriCare), which was completed during the second quarter of fiscal 1998, and (iv) the development of new markets.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 (CONTINUED)

    Gross profit was $11.3 million for the three months ended March 31, 1998, compared to $4.7 million for the three months ended March 31, 1997, representing an increase of $6.6 million or 140%. The increase in gross profit is directly attributable to the growth in clients and worksite employees. Gross profit was 3.3% of revenue for the three months ended March 31, 1998, compared to 3.1% for the same period in the prior year. The third quarter gross profit per third party weighted average worksite employee of $206 decreased slightly from $210 for the comparable period in the prior year due to a full quarter of operations for the three PEOs acquired in February 1997, which have a lower gross profit percentage versus the initial acquisition in October 1996. The third quarter gross profit per related party weighted average worksite employee increased to $310 from $216 for the comparable period in the prior year due to the providing of temporary staffing services and continued improvement in the management of employee benefits program costs.

    Selling, general and administrative expenses increased to $7.7 million for the three months ended March 31, 1998 from $3.2 million for the three months ended March 31, 1997, representing an increase of $4.5 million or 140%. The increase results from increased staffing and other expenses associated with: (i) the timing of acquisitions and the start-up of the NovaCare Contract, (ii) opening new markets, and (iii) executing the Company's internal growth strategy. Selling, general and administrative expenses were 2.3% of revenues for the three months ended March 31, 1998, compared to 2.1% for the same period in the prior year. The increase in selling, general and administrative expenses as a percentage of revenue is also due to the factors described above.

    Amortization of excess cost of net assets acquired increased to $777,000 for the three months ended March 31, 1998 from $440,000 for the comparable period in the prior year. The increase is attributable to the amortization associated with the AmeriCare acquisition, which was completed in the second quarter of fiscal 1998, and a full quarter of amortization from acquisitions completed in February 1997.

    Interest expense, net of investment income, decreased to $75,000 for the three months ended March 31, 1998 from $262,000 for the comparable period in the prior year. The decrease is due primarily to the repayment, in the second quarter of fiscal 1998, of outstanding indebtedness to the Parent with a portion of the net proceeds available from an initial public offering completed November 11, 1997 (the "Offering").

    Income tax expense as a percentage of pretax income decreased to 46.5% from 72.9%. The principal reasons for the reduction in the tax rate are the effects of non-deductible amortization of excess cost of net assets acquired and lower effective state income tax rates.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998 (CONTINUED)

    The following table sets forth certain income statement and statistical data for the nine months ended March 31, 1998 and the period from October 1, 1996 (inception) to March 31, 1997.

                                                                          FOR THE PERIOD FROM
                                               ------------------------------------------------------------------
                                                       JULY 1, 1997,                     OCTOBER 1, 1996
                                                            TO                           (INCEPTION), TO
     (TABLE IN THOUSANDS, EXCEPT                      MARCH 31, 1998                     MARCH 31, 1997
     PERCENTAGES)
                                              --------------------------------   --------------------------------
     OPERATING RESULTS:                              $                %                $                %
                                              ----------------  --------------   ---------------  ---------------
        Revenues..........................    $        907,875           100.0%  $       161,970            100.0%
        Direct costs:
        Salaries, wages and employment
          taxes of worksite employees.....             812,282            89.5           145,813             90.0
        Health care, workers'
          compensation, state
          unemployment taxes and other....              66,551             7.3            10,587              6.5
                                              ----------------  --------------   ---------------  ---------------
          Gross profit....................              29,042             3.2             5,570              3.4
        Selling, general and
          administrative expenses.........              19,801             2.2             3,876              2.4
        Amortization of excess cost of
          net assets acquired.............               1,988             0.2               467              0.3
                                              ----------------  --------------   ---------------  ---------------
          Income from operations..........               7,253             0.8             1,227              0.8
        Interest expense, net.............                (645)           (0.1)             (292)            (0.2)
                                              ----------------  --------------   ---------------  ---------------
          Income before income taxes......               6,608             0.7               935              0.6
        Income tax expense................               3,073             0.3               654              0.4
                                              ----------------  --------------   ---------------  ---------------
          Net income......................    $          3,535             0.4%  $           281              0.2%
                                              ================  ==============   ===============  ===============

                                                                         FOR THE PERIOD FROM
                                                              -------------------------------------------
                                                                 JULY 1, 1997          OCTOBER 1, 1996
                                                                      TO               (INCEPTION) TO
                                                                   MARCH 31,              MARCH 31,
                                                                     1998                   1997
                                                              -------------------    --------------------
      STATISTICAL DATA:
         EBITDA (in thousands) (1).......................     $             9,990     $             1,810
         Number of clients at period end.................                   2,650                   1,531
         Worksite employees at period end:
            Third parties................................                  30,035                  16,917
            Related party................................                  17,126                  15,728
                                                              -------------------    --------------------
              Total......................................                  47,161                  32,645
                                                              ===================    ====================

         Weighted average worksite employees paid during
            the period:
            Third parties................................                  24,654                  11,860
            Related party................................                  16,088                  15,546
                                                              -------------------    --------------------
            Weighted average.............................                  40,742                  22,285
                                                              ===================    ====================

         Year-to-date gross profit per weighted average
            worksite employee (in whole $'s):
            Third parties................................     $               614    $               281
            Related party................................                     864                    216
            Weighted average.............................                     713                    250

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998 (CONTINUED)


------------
(1) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation or as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

    Revenues and gross profit increased to $907.9 million and $29.0 million, respectively, for the nine-month period ended March 31, 1998 from $162.0 million and $5.6 million, respectively, for the period ended March 31, 1997. The increase in revenue and gross profit is directly attributable to growth in clients and worksite employees, caused by: (i) the timing of the consummation of the NovaCare Contract, (ii) the completion of three acquisitions in February 1997, (iii) the completion of the AmeriCare acquisition in the second quarter of fiscal 1998, (iv) internal growth in existing markets and (v) internal growth of the NovaPro acquisition completed on July 1, 1997.

    The gross profit per third party weighted average worksite employee for the nine months ended March 31, 1998 increased to $614 from $281 in the prior year period. The increase is due to: (i) the completion of three acquisitions in February 1997, (ii) the completion of the AmeriCare acquisition in the second quarter of fiscal 1998, and (iii) internal growth in existing markets. The gross profit per related party weighted average worksite employee for the nine months ended March 31, 1998 increased to $864 from $216 for the period in the prior year. The increase is due to the timing of the consummation of the NovaCare Contract and the providing of temporary staffing services.

    Selling, general and administrative expenses increased to $19.8 million for the nine months ended March 31, 1998 from $3.9 million for the period ended March 31, 1997, representing an increase of $15.9 million. The increase results from increased staffing and other expenses associated with: (i) the timing of acquisitions and start-up of the NovaCare Contract (ii) opening of new markets and, (iii) internal growth strategy. Selling, general and administrative expenses were 2.2% of revenues for the nine months ended March 31, 1998, compared to 2.4% for the period ended March 31, 1997. The percentage decrease results from the acquisitions completed in February and December 1997 having a reduced level of selling, general and administrative expenses as a percentage of revenue than the Company's platform acquisition made in October 1996. Additionally, the Company has been able to realize selling, general and administrative expense leverage through revenue growth.

    Amortization of excess cost of net assets acquired increased to $2.0 million for the nine months ended March 31, 1998 from $467,000 for the period ended March 31, 1997. The increase is attributable to nine months of amortization associated with acquisitions completed in February 1997 and four months of amortization from the AmeriCare acquisition, which was completed in the second quarter of fiscal 1998.

    Interest expense, net of investment income, increased to $645,000 for the nine months ended March 31, 1998 from $292,000 for the period ended March 31, 1997, principally as a result of increased borrowings from the Parent, an increase in the average period of indebtedness to the Parent, and the short-term utilization of the Company's revolving credit facility to finance the AmeriCare acquisition.

    Income tax expense as a percentage of pretax income decreased to 46.5% from 69.9%. The principal reasons for the reduction in the tax rate are the effects of non-deductible amortization of excess cost of net assets acquired and lower effective state income tax rates.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

    The Company had $6.1 million of cash and cash equivalents as of March 31, 1998. As of the same date, the Company had a working capital deficit of $8.1 million versus a working capital deficit of $48.8 million at June 30, 1997. The $40.7 million improvement in working capital results from the receipt of proceeds from the Offering which were utilized to pay the Parent indebtedness and retire deferred purchase obligations. The Company's primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its worksite and internal employees, accounts payable and the payment of accrued workers' compensation expense and health benefit plan premiums.

    The Company's cash flows provided by operating activities were $16.0 million for the nine months ended March 31, 1998 resulting primarily from net income of $3.5 million, amortization and depreciation of $2.7 million, and a $9.1 million liability increase in accrued health and workers compensation claims. Accounts receivable, accrued salaries, wages, payroll taxes, and health benefit premiums payable are subject to fluctuations depending on the correlation between the financial reporting cycle versus the payroll cycle.

    Cash expended for investing activities for the nine months ended March 31, 1998 was $27.9 million primarily resulting from the payment of $17.2 million to retire deferred purchase obligations, a $7.8 million payment for the AmeriCare acquisition, and $2.9 million of payments for additions to furniture, equipment and other assets to support the Company's growth. Although the Company currently has no significant capital commitments, the Company anticipates the possible acquisition of PEO or other employee services businesses in strategic markets during the remainder of fiscal 1998.

    Net cash provided by financing activities was $16.2 million for the nine months ended March 31, 1998. During the period, the Company completed the Offering and received proceeds of $45.7 million, net of offering costs, from the sale of 5.8 million shares of common stock of the Company. The Company used $28.4 million of its proceeds to retire debt due to the Parent.

    In November 1997, the Company entered into a $25.0 million three-year revolving credit facility with a syndicate of lenders. The credit facility provides for interest at a variable rate, depending on certain financial ratios, equal to (a) the EuroDollar rate plus a range of 1.375% to 2.50% or (b) the lead lender's prime rate plus a range of 0.125% to 1.25%. In addition, the Company has agreed to pay a commitment fee ranging from 0.30% to 0.50% per annum on the unused portion of the commitment. Loans made under the Credit Facility are collateralized by a pledge of all of the (i) Company's interest in the common stock of its subsidiaries, (ii) assets of the Company and its subsidiaries, and
(iii) Parent's interest in the common stock of the Company. As of March 31, 1998, $23.9 million was available after reductions of letters of credit totalling $1.1 million.

    The Company believes the cash flows generated by the Company's operations, together with its existing cash and availability of credit under the credit facility will be sufficient to meet the Company's short- and long-term cash needs.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


YEAR 2000 COMPLIANCE

     The Company is in the process of assessing the effects of Year 2000 software issues on its present information technology structure. As of March 31, 1998, that assessment, including a determination of the exposure of the Company's business processes to these issues and the need for and estimated costs associated with any necessary conversions had not been completed.

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

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibit
         Number                                Exhibit Description                                      Page Number
         ------                                -------------------                                      -----------
         10(a)             Revolving Credit Agreement First Amendment dated as of
                           March 30, 1998 by and among NovaCare Employee Services,
                           Inc. and certain of its subsidiaries and PNC Bank, N.A.,
                           SunTrust Bank of Central Florida, N.A., Bank One of
                           Kentucky, N.A., and AMSouth Bank.

         27                Financial Data Schedule


(B)       Reports on Form 8-K


On March 31, 1998, the Company filed Amendment No. 1 to the Current Report on Form 8-K dated January 15, 1998 with the Securities and Exchange Commission reporting information under Item 7, Financial Statements and Exhibits

On February 2, 1998, the Company filed a Current Report on Form 8-K dated January 15, 1998 with the Securities and Exchange Commission reporting information under Item 2, Acquisition or Disposition of Assets and Item 7, Financial Statements and Exhibits.

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


                        NOVACARE EMPLOYEE SERVICES, INC.
                                  (REGISTRANT)




MAY 15, 1998                       BY /s/  THOMAS D. SCHUBERT
                                      ------------------------------------------
                                           THOMAS D. SCHUBERT
                                           SENIOR VICE PRESIDENT,
                                           CHIEF FINANCIAL OFFICER AND PRINCIPAL
                                           ACCOUNTING OFFICER