Form 10-K
period 1998-06-30
NOVACARE EMPLOYEE SERVICES INC
filed 1998-09-28
CIK 1045536

                                [NOVACARE LOGO]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                        COMMISSION FILE NUMBER 000-23343

                        NOVACARE EMPLOYEE SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      23-2866146
          (STATE OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)

        VALLEY FORGE CORPORATE CENTER
            2621 VAN BUREN AVENUE
               NORRISTOWN, PA                                      19403
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 650-4700

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                   YES X  NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     AS OF SEPTEMBER 14, 1998, 27,837,718 SHARES OF COMMON STOCK WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES WAS APPROXIMATELY $33,763,802. (DETERMINATION OF STOCK OWNERSHIP BY NON-AFFILIATES WAS MADE SOLELY FOR THE PURPOSE OF RESPONDING TO THIS REQUIREMENT AND THE REGISTRANT IS NOT BOUND BY THIS DETERMINATION FOR ANY OTHER PURPOSE.)

                      DOCUMENTS INCORPORATED BY REFERENCE

PART III INCORPORATES INFORMATION BY REFERENCE FROM PORTIONS OF THE REGISTRANT'S
                              PROXY STATEMENT FOR
    THE 1998 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON DECEMBER 8, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                  FORM 10-K -- FISCAL YEAR ENDED JUNE 30, 1998

                       CONTENTS AND CROSS REFERENCE SHEET
          FURNISHED PURSUANT TO GENERAL INSTRUCTION G(4) OF FORM 10-K

FORM 10-K   FORM 10-K                                                                 FORM 10-K
PART NO.    ITEM NO.                            DESCRIPTION                           PAGE NO.
---------   ---------                           -----------                           ---------
  I             1       Business....................................................      1
                          The Company...............................................      1
                          Professional Employer Organization Industry...............      2
                          Company Strategy..........................................      3
                            Growth Strategy.........................................      4
                            Operating Strategy......................................      5
                          Business Profile..........................................      6
                            Relationship with the Parent............................      9
                            Information Technology..................................      9
                            Marketing and Sales.....................................     10
                            Workers' Compensation and Health Care Program...........     12
                          Competition...............................................     12
                          Regulation................................................     13
                          Employees.................................................     16
                          Insurance.................................................     16
                          Executive Officers of the Registrant......................     17
                2       Properties..................................................     18
                3       Legal Proceedings...........................................     18
                4       Submission of Matters to a Vote of Security Holders.........     18
  II            5       Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................     19
                6       Selected Financial Data.....................................     20
                7       Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     22
                8       Financial Statements and Supplementary Data.................     31
                9       Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosures.................................     62
 III           10       Directors and Executive Officers of the Registrant..........     62
               11       Executive Compensation......................................     62
               12       Security Ownership of Certain Beneficial Owners and
                          Management................................................     62
               13       Certain Relationships and Related Transactions..............     62
  IV           14       Exhibits, Financial Statement Schedules and Reports on Form
                          8-K.......................................................     63

SIGNATURES..........................................................................     64

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     NovaCare Employee Services, Inc (the "Company") is the second largest (measured by number of worksite employees) professional employer organization ("PEO") in the United States. The Company is an employee services company that provides small-to medium-sized businesses with comprehensive, fully integrated outsourcing solutions to human resource needs, including payroll management, workers' compensation risk management, benefits administration, unemployment services and human resource consulting services. The Company believes it offers better solutions at the best value by providing a convenient, integrated complement of services. The Company believes its services enable small and medium-sized businesses to cost-effectively manage and enhance the employment relationship by: (i) controlling the risks and costs associated with workers' compensation, workplace safety and employee-related litigation; (ii) providing employees with high quality health care coverage and related benefits; (iii) managing the increasingly complex legal and regulatory environment affecting employment; (iv) providing payroll and human resource administrative services that are reliable, accurate and delivered in a friendly and caring way; and (v) achieving scale advantages typically available to larger organizations. As of June 30, 1998, the Company served 3,001 clients with 52,852 employees at more than 5,000 worksites in 45 states, primarily in nine different industries.

     The Company was established by NovaCare, Inc (the "Parent") in September 1996 and began operations in October 1996 with the acquisition of Resource One, Inc., a PEO based in Maitland, Florida. In February 1997, the Company acquired three additional PEOs -- Employee Services of America, Inc., The TPI Group, Ltd. and Prostaff Human Resources, Inc. -- and entered into an agreement with the Parent to co-employ the Parent's workforce (the "NovaCare Contract"). On July 1, 1997, the Company acquired from the Parent the assets of the Parent's NovaPro rehabilitation temporary staffing business. The Company completed its initial public offering in November 1997 of 5,750,000 shares of common stock. On December 1, 1997, the Company acquired AmeriCare Employers Group, Inc., a PEO based in Phoenix, Arizona. On May 1, 1998, the Company acquired Staff Leasing Systems, Inc., a PEO based in Bowie, Maryland. At June 30, 1998, the Parent owned approximately 71% of the Company's outstanding common stock.

     The Company contractually assumes certain administrative, regulatory and financial employer responsibilities with respect to worksite employees in a "co-employment" relationship. The Company believes its clients benefit from the Company's services by: (i) improving profitability through lowering or controlling costs associated with workers' compensation, health insurance, other benefit coverage and regulatory compliance; (ii) improving productivity through reducing the time and effort expended by business owners and executives to deal with the complexities of employment management, enabling them to focus on their business core competencies and growth; and (iii) improving employee satisfaction and performance. The Company helps its worksite employers improve job satisfaction and performance of worksite employees by providing improved health care and related benefits, delivering training programs and delivering dependable payroll and benefits administration.

     As co-employer of worksite employees, the Company assumes responsibility for and manages the risks associated with: (i) worksite employee payroll; (ii) employee-related benefits, such as workers' compensation and health care insurance coverage; and (iii) compliance with certain employment-related governmental regulations that can be effectively managed offsite from the client's business. The client retains responsibility for supervision and direction of the worksite employees' services in its business and generally remains responsible for compliance with other employment-related governmental regulations that are more closely related to worksite employee supervision. The service fee charged by the Company to its clients includes the cost of certain employment-related taxes, workers' compensation insurance coverage and risk management services, administrative and field services, wages of worksite employees and the client's portion of health and retirement benefit plan costs. The Company also provides other value-added services such as temporary staffing, recruiting, training and human resource consulting.

PROFESSIONAL EMPLOYER ORGANIZATION INDUSTRY

     According to industry analysts, the PEO industry has approximately $22 billion in annual revenues with an historical growth rate over the last five years of approximately 30% per year. According to the U. S. Small Business Administration, there are nearly six million businesses in the United States with fewer than 500 employees, employing over 52 million persons and with $1.2 trillion in aggregate annual payroll. The National Association of Professional Employer Organizations ("NAPEO") estimates that the PEO industry co-employs fewer than three million worksite employees. The Company believes, therefore, that approximately 49 million of these employees are currently unserved by the PEO industry.

     The PEO industry is highly fragmented. NAPEO data suggest that there are at least 2,400 PEOs currently in operation. According to industry analysts, the ten largest PEOs account for approximately 35% of existing revenues in the industry. The Company believes that significant consolidation opportunities exist within the PEO industry due to increasing industry regulatory complexity and capital requirements associated with developing larger service delivery infrastructures, more diversified services and more sophisticated management information systems.

     Demand for Services. The PEO industry evolved in the early 1980s in response to increasing employment and benefit costs, and the complexities of the legal and regulatory environment for the rapidly expanding small-to medium-sized business sector. The Company believes demand for PEO services will continue to increase as: (i) employment-related governmental regulation grows more complex;
(ii) growth continues within the small-to medium-sized business community; (iii) the need to provide health and retirement benefits in a cost-effective convenient manner increases; and (iv) the business and regulatory communities accept and recognize the PEO industry. While various service providers, such as payroll processing firms, benefits and safety consultants and temporary services firms, are available to assist these businesses with specific tasks, such organizations do not typically provide the more comprehensive range of services generally offered by PEOs. PEOs enter into agreements with numerous small-to medium-sized employers, and can therefore, achieve economies of scale as professional employers and offer benefits packages and human resource services at a level typically available only to larger companies which have greater resources to devote to human resources management. The Company believes PEO services will continue to experience growing demand because of the increasing trend among small-to medium-sized employers to: (i) outsource non-core competencies; (ii) seek to reduce employee benefit costs; (iii) manage employee-related risks and regulatory complexities; and (iv) attract better employees and retain them through improved benefit plans.

     Effectiveness of Services. According to estimates by the U.S. Small Business Administration, the management of an average small-to medium-sized business devotes from 7% to 25% of its time to employee-related matters, leaving management with less time to focus on core competencies. A National Federation of Independent Business survey of small businesses in 1996 showed that six of the top 13 major problem areas for small business are issues that can be addressed by PEOs. These include (with their rank in importance according to the survey) cost of health insurance (1), workers' compensation costs (3), Federal paperwork (7), frequent changes in Federal tax laws (9), finding qualified employees (11) and state/local paperwork (13). Work-related injuries cost employers over $53 billion in medical expenses and lost employee productivity each year, according to industry estimates. A PEO can manage these costs through effective workers' compensation injury prevention, medical management, rehabilitation and return to work programs. Employees are typically attracted to small and medium-sized businesses that provide employees with human resource benefits and services more characteristic of large employers. An industry analyst's study indicated that 40% of the companies that outsourced services to a PEO upgraded their employee benefits offerings and one-fourth of those clients offered health care and other benefits for the first time.

COMPANY STRATEGY

  VALUES-BASED BUSINESS

     The Company believes that the most important and differentiating quality of outstanding organizations is a set of values that inspires, unites and sustains them. Values are constant and enduring, and precede and underlie business plans, policies, procedures, practices, performance and outcomes. The Company's Values are:

        Credo               Helping Make Life a Little Better
        Beliefs             Respect for the Individual
                            Service to the Customer
                            Pursuit of Excellence
                            Commitment to Personal Integrity
        Purpose             To effectively provide better human resource solutions at
                            the best value to our customers through service leadership.

     It is management's belief that these Values unify the Company and mandate an open participation and empowered environment. The Company's strong commitment to these Values by all employees enables the Company to provide a unique level of service to its customers thereby enabling employees to build the business and enhance their careers. The pursuit of the Company's Values unlocks an inherent capacity to drive change, creating substantial opportunity. It is management's opinion that the Company's greatest strengths and competitive advantages are its people, values driven culture and capacity for change.

  STRATEGY STATEMENT

     OVERALL

     The Company's strategy is to be the preferred human resources partner by leveraging operational excellence, technology and strategic alliances to achieve market leadership. This strategy is based on management's beliefs that:

     - PEO services will continue to experience growing demand because of the trend among small-to medium-sized employers to: (i) outsource non-core competencies; (ii) reduce employee benefit costs; (iii) avoid employee-related risks and regulatory complexities; and (iv) attract better employees through improved benefit plans.

     - The market for PEO services, based on analyst reports, is more than 95% unserved and is expected to grow at the rate of 30% per year for the next five years.

     - The PEO industry is highly fragmented with significant consolidation opportunities for companies with access to capital, larger service delivery infrastructures, and sophisticated management information systems.

     - PEOs typically take a transaction processing approach to their services and do not emphasize the improved workforce performance characteristics of satisfied employees.

     - In selecting PEO providers, small-to medium-sized businesses will increase their emphasis on cost-effectiveness, service excellence and breadth of services provided.

     - Employees are attracted to small and medium-sized businesses that provide employees with human resources services more characteristic of large employers.

     - Strategic alliances will enable PEOs to enhance endorsement opportunities, expand the distribution channel and broaden the service/product offering.

     GROWTH STRATEGY

     The Company intends to grow through: (i) increasing investment in marketing and sales; (ii) focusing on geographic expansion; (iii) targeting high potential industries and services; (iv) acquiring PEOs and other employee service providers; (v) entering into strategic alliances; and (vi) leveraging the growth in the Parent's employee base.

     Increasing Investment in Marketing and Sales. The Company's management is experienced in building businesses utilizing focused marketing strategies and professional sales forces. A significant part of the Company's marketing strategy is the continued development of its brand identity. A recognized brand name is a valuable marketing tool. By utilizing the nationally advertised brand name of the Parent, the Company believes it will achieve a strong brand identity at lower cost. The Company believes that its marketing efforts will benefit from its brand strategy. The Company's brand promise is to provide better solutions at the best value. The Company seeks to create a more satisfying and more productive relationship between its worksite employees and clients by "caring for and about people." By effectively and consistently delivering against this service commitment, the Company believes it will attain a brand name reputation for operational excellence among existing and potential clients.

     The Company has invested heavily in improving the quality of its sales force over the past year. Investments included recruiting and training strong professional sales people and sales management from inside and outside the PEO industry. These investments have resulted in the Company doubling its sales productivity over the past year, as measured by monthly sales closed per salesperson.

     Focusing on Geographic Expansion. The Company has identified key attractive geographic target markets and has established a plan for entering those markets in a disciplined manner. The target markets are primarily those markets in which the relationship with the Parent provides existing employee and potential new client base density. The Company believes that the Parent's clients and other extensive business-to-business relationships represent significant opportunities to grow in these target markets. By concentrating on markets where the Parent has achieved density, the Company will seek to have scale economies immediately because it already co-employs the Parent's employees pursuant to the NovaCare Contract. The Company believes its market development model will enable it to penetrate new markets quickly. This market development model consists of a highly structured sales management control system and an efficient selling process. The model includes market research to identify potential client businesses and a direct mail and telemarketing campaign to reach those businesses. In the Company's first target market of Atlanta approximately 12,000 candidates were identified and the Company generated new sales totaling 1,200 worksite employees during the first six months of operation. In certain cases, the Company may rely on platform acquisitions to achieve scale in a market.

     Entry priority for specific markets is determined by the number and growth of small-to medium-sized businesses, the state regulatory environment and access to infrastructure to support operations. Once a market is selected, the Company executes an entry plan which includes defining benefit plans and service offerings, recruiting a manager and sales team, site selection, training and orientation and launching a specific marketing plan to begin the selling process.

     Since November 1997, the Company has entered Atlanta and Philadelphia as start-up operations, while Phoenix and Maryland/Washington, D.C. were entered via acquisition. This new market expansion model is expected to provide a significant basis for future growth.

     Targeting High Potential Industries. Targeted industries vary from market to market depending on the economic characteristics and business demographics of each geographic location. The Company intends to focus on industries with high gross profit per worksite employee and significant workers' compensation profit opportunities. High potential industries are those, such as health care and construction, that the Company believes could benefit most from the Company's risk management expertise (e.g., traditional high workers' compensation classifications) and the Company's offering of an extensive benefits package (e.g., industries facing a shortage of workers). Other high potential industries include those characterized by rapid growth or change. The sales force is expected to utilize the key industry strategy and become an expert in one or more select industries in the markets in which they operate.

     Acquiring PEOs and Other Employee Service Providers. The Company believes that the opportunities for PEO consolidation are substantial with at least 2,400 PEOs (according to an estimate by NAPEO) operating in a highly fragmented industry. The Company believes that industry consolidation will be driven by increasing industry and regulatory complexity, increasing capital requirements and the significant economies of scale available to PEOs with a concentration of clients and employees in target markets. The Company intends to make opportunistic acquisitions where appropriate to achieve greater density in targeted geographic markets or expand its service offering.

     Entering into Strategic Alliances. The Company is creating strategic alliances with service providers to small and medium-sized businesses. For example, the Florida Home Builders Association, an organization that has 17,000 members with 450,000 worksite employees, has endorsed the Company as the PEO of choice for its members. Additionally, the Greater Philadelphia Chamber of Commerce has endorsed the Company as the exclusive PEO of choice for its 6,000 business client members under a three year arrangement. With the trend toward outsourcing non-core competencies, small and medium-sized businesses typically have service relationships with accountants, attorneys, banks, trade associations and other business advisors. Alliances with these service providers offer cross-selling opportunities for the Company's employee services. Other potential alliances being pursued include additional product or service offerings, as well as creating additional sales distribution channels. The Company intends to develop such alliance opportunities as an extension of its marketing and sales capability.

     Leveraging the Parent's Growth. The Company believes that the Parent is the PEO industry's largest client with over 18,000 worksite employees. Growth in the Parent's worksite employee base directly increases the Company's worksite employee population and revenue without the need for additional marketing and sales expenditures or client start-up costs.

     OPERATING STRATEGY

     The Company has developed an operating strategy designed to control costs while supporting growth. The operating strategy encompasses implementing a sophisticated business model and leveraging the Parent's existing infrastructure.

     Implementing a Sophisticated Business Model. The Company's business model includes a portfolio based management control system and an efficient operating model that is designed around best demonstrated practices for service industries.

        Management Control System. The Company has implemented a portfolio based management control system designed to control and improve its performance in the selection of new business, assurance in meeting its brand promise with respect to existing customers and analyzing lapsed business. The new business criteria include target industries with high gross profit per worksite employee and acceptable underwriting risk. The criteria include number of worksite employees, credit rating, three-year workers' compensation loss ratios, state unemployment experience, expected administrative fee and predicted gross profit per employee.

     The current business portfolio component of the management control system enables management to monitor new client start-ups, review client-specific financial and risk performance and employee and employer satisfaction. By focusing management attention on key business variables, the system permits day-to-day management to direct actions consistent with the Company's strategy and business plan. The business variables measured are the same as those used to assess new business, and include service delivery performance metrics, accounts receivable, health claims filed, at-risk clients and employer and employee satisfaction. The Company believes that attention to these variables increases gross profit per worksite employee. Lapsed business is analyzed to facilitate identification of service delivery system issues and to improve future client retention.

        Efficient Operating Model. The Company believes it has established an operating model that delivers customer intimacy with efficiency. The operating model facilitates customer responsiveness while maximizing administrative support productivity. The Company's local service center delivers the customer intimate activities including sales management, personalized customer care, new client and employee orientation and enrollment, temporary staffing and local risk management services. Local risk management services include worksite safety evaluations, safety promotion, client meetings, early intervention of workers' compensation reported claims and early return to work monitoring. Economies of scale are achieved through centralized activities including nationally directed telemarketing, branding, marketing material development and benefits procurement. Efficiencies are also gained regionally where the Company performs customer care management, payroll processing, benefits and human resource administration, underwriting and claims management.

     Staffing of the local service centers and the centralized regional centers is based on metrics identifying the number of worksite employees or other applicable customers who can be adequately served by each kind of service representative, including customer care representatives, payroll technicians, benefits specialists, human resources consultants, workers' compensation specialists, safety consultants and underwriters. These staffing metrics are designed to provide efficient service at a carefully controlled cost. The Company believes it can achieve its strategic objectives by implementing the local service model in each strategic market it enters.

     Leveraging the Parent's Existing Infrastructure. As a national provider of physical rehabilitation services, the Parent has developed the core competencies for: (i) managing a dispersed workforce in third-party worksites; (ii) establishing and maintaining national information systems networks connecting clients, worksite employees and service providers; (iii) developing and implementing workplace safety and injury prevention programs; and (iv) managing regulatory change. This infrastructure is utilized by the Company pursuant to its management services agreement with the Parent. The agreement permits the Company to purchase access to the infrastructure at the Parent's out-of-pocket cost excluding depreciation and amortization. The relationship with the Parent also brings: (i) leverage to negotiate advantageous health care, workers' compensation and other benefit program costs given the Parent's status as a large employer in many geographic markets in which the Company operates; and
(ii) the availability of health care services for Company employees from the Parent and other health care providers in the Parent's integrated delivery systems in the Company's target markets.

     The Company is leveraging the Parent's experience and business synergies to control and reduce costs by utilizing the Parent's integrated delivery system network of health care providers. Integrated delivery systems comprise health care providers that are networked as referral sources to facilitate integrated patient care and to ease administration for payors and providers. The Parent has established, and continues to develop, networks of rehabilitation providers, principally outpatient rehabilitation and occupational health providers, in targeted geographic markets. These networks can be used to provide rehabilitation to the Company's injured worksite employees, allowing the Company to benefit from the skill and expertise of the Parent in rehabilitating and returning to work injured employees.

     As a health care provider, the Parent has been an industry leader in responding to regulatory and legislative change in a highly regulated market. The Parent's experience in the regulatory environment is a valuable resource to the Company as states and the Federal government seek to implement new approaches to regulating the PEO industry. The Parent's regulatory compliance experience is available to the Company under a management services agreement between the Company and the Parent.

BUSINESS PROFILE

     In order to implement its strategy to provide better solutions at the best value the Company provides six primary categories of employee services: (i) workers' compensation cost containment and safety management; (ii) unemployment insurance cost containment; (iii) employee benefits procurement and administration; (iv) human resource and compliance management; (v) payroll management; and (vi) other value-added services, including temporary staffing, recruiting and human resource consulting services. By engaging the Company to provide these services, clients can focus on their core competencies.

     These services are provided under the Company's PEO client service agreement, which typically has an initial one-year term; thereafter, the agreement is renewed periodically. The agreement is subject to termination by the Company or the client upon 30 days' prior written notice. Service revenues, billed to clients along with each periodic payroll, are based on a pricing model that takes into account the gross pay of each employee and a mark-up that includes the estimated costs of employment-related taxes, providing insurance coverage and benefit plans, performing human resources administration, payroll, benefits and compliance management and other services and an administration fee. The specific mark-up varies by client based principally on the workers' compensation classification of the worksite employees, their human resource needs and the size of the client. Accordingly, the Company's average mark-up percentage will fluctuate based on client mix. Clients are required to pay the Company its total fee concurrent with the applicable payroll date. Although the Company is ultimately liable as the co-employer to pay employees for work previously performed, it retains the right to terminate the PEO client services agreement as well as the worksite employees upon non-payment by a client, which limits any future liability. This right and the periodic nature of payroll, combined with client credit verifications and the Company's client selection process, are used to control this exposure. Bad debt expense was $292,000 for the fiscal year ended June 30, 1998.

     Workers' Compensation Cost Containment and Safety Management. Workers' compensation is a state-mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs that result from work-related injuries and illnesses, regardless of fault and without any co-payment by the employees. Pursuant to the Company's PEO client service agreement, the Company assumes the obligations of its clients to pay workers' compensation claims. The Company seeks to control its workers' compensation costs through comprehensive risk evaluation of prospective clients, the prevention of workplace injuries, timely intervention with employee injuries, aggressive management of the medical costs related to such injuries and the prompt return of employees to work. The Company seeks to prevent workplace injuries by implementing a wide variety of training and safety programs. The Company's efforts to return employees to work quickly involve both rehabilitation services and the placement of employees in transitional, light-duty positions until they are able to resume their former positions.

     Unemployment Insurance Cost Containment. Pursuant to the Company's PEO client service agreement, the Company also assumes the obligation of its clients to pay unemployment insurance costs. The Company manages its unemployment insurance costs by establishing employee termination procedures, responding on a timely basis to unemployment claims, attending unemployment hearings and attempting to reassign employees to other worksites when a reduction in force occurs at any one worksite location.

     Employee Benefits Procurement and Administration. Pursuant to the Company's PEO client service agreement, the Company is required to provide mandated employee benefits to the worksite employees. Additionally the Company offers worksite employees a voluntary benefits package, that includes several health care options, such as point-of-service, preferred provider organizations, health maintenance organizations ("HMOs") and indemnity plans. Supplemental benefit programs offer dental care, prescription drugs, and life and disability insurance options. The Company also offers 401(k) retirement savings and cafeteria style plans to its eligible employees. The Company believes that its ability to provide and administer a wide variety of employee benefits on behalf of its clients tends to mitigate the competitive disadvantage small and medium-sized businesses normally face in the areas of employee benefit cost control and employee recruiting and retention.

     Human Resources and Compliance Management. Pursuant to the Company's PEO client service agreement, the Company provides comprehensive human resources services to its clients. These services reduce the employment-related administrative burdens faced by its clients, and provide worksite employees with a wide array of benefits typically offered by large employers. The Company develops and administers human resource policies and procedures for each of its clients, relating to, among other things, recruiting, retention programs, performance management, discipline and terminations. The Company also provides orientation, training and development, counseling and substance abuse awareness for worksite employees.

     By contract, the Company generally assumes responsibility for complying with many employment-related regulatory requirements. In addition, the Company assists its clients in understanding and complying with other employment-related laws for which the Company does not assume responsibility. Laws and regulations applicable to employers include state and Federal tax laws, state workers' compensation laws, state unemployment laws, safety and health laws, immigration laws, and discrimination, sexual harassment and other civil rights laws.

     Payroll Management. Pursuant to the PEO client service agreement, the Company is responsible for payroll processing, check preparation, distribution and recordkeeping, payroll tax deposits, payroll tax reporting, employee file maintenance, unemployment claims and monitoring and responding to changing regulatory requirements. The Company indemnifies the client against the Company's failure to comply with regulatory requirements. Payroll reports are prepared for clients for financial and other recordkeeping purposes. The provision of these services by the Company generally reduces the client's employment liabilities and allows clients to focus on their core business.

     Other Value-Added Services. Since the acquisition of NovaPro on July 1, 1997, the Company has offered rehabilitation temporary staffing in the long-term care industry. The rehabilitation temporary staffing service currently can draw on a pool of over 6,000 rehabilitation clinicians to provide staff to health care providers at which more than 2,500 worksite employees were performing services at June 30, 1998. This business is supported by technology which provides detailed recruitment and sales productivity information for management purposes. It also generates billing and utilization reports for clients. Effective July 1, 1998, the Company began performing certain additional services on behalf of its Parent including recruiting, employee orientation and training, outplacement and human resource consulting.

     The Company also plans to offer additional value-added services to clients and worksite employees. Such services may include temporary staffing to non-Parent clients, employee recognition programs, travel discount arrangements, vision care, credit union membership, smart cards, warehouse club memberships and various financial services. Some of these services may generate fee income or commissions for the Company.

     The Company's standard PEO client service agreement also establishes the division of responsibilities between the Company and the client as co-employers. The division of responsibilities is generally as follows:

         THE COMPANY                      CLIENT                           SHARED
         -----------                      ------                           ------
- Payment of payroll           - Supervision of job-specific    - Implementation of policies
                                 activities of worksite           and practice relating to the
- Tax reporting and payment      employees, including             employer-employee
  (state and Federal             designation of job               relationship
  withholding, Federal           descriptions and duties and
  Insurance Contributions Act    responsibilities               - Selection of fringe
  ("FICA"), Federal                                               benefits, including employee
  Unemployment Tax Act         - Assignment to, and               leave policies (other than
  ("FUTA") and state             ownership of, all                as controlled by the Family
  unemployment insurance         intellectual property            and Medical Leave Act of
  administration)                                                 1993 or other laws)
                               - Product liability
- Workers' compensation                                         - Compliance with provisions
  compliance, procurement,     - Professional liability or        of the Internal Revenue Code
  management, payment and        malpractice                      of 1986, as amended (the
  reporting                                                       "Code"), regarding benefits
                               - Compliance with OSHA             discrimination
- Employee benefit               regulations, state and
  procurement, administration    local government               - Hiring, terminating and
  and payment                    contracting provisions,          disciplining worksite
                                 professional licensing           employees
- Compliance with Immigration    requirements and fidelity
  Reform and Control Act and     bonding requirements           - Compliance with Title VII
  Consumer Credit Protection                                      of the Civil Rights Act of
  Act, as well as monitoring   - Negligent or tortious            1964, the Age
  changes in other government    conduct of worksite employees    Discrimination in
  regulations governing the      acting under the direction       Employment Act, the
  employer-employee              and control of the client        Americans with Disabilities
  relationship and updating                                       Act, the Fair Labor
  the client when necessary    - Determination of                 Standards Act and similar
                                 compensation of worksite         state or local legislation
                                 employees
                                                                - Safety management and
                                                                  training

  RELATIONSHIP WITH THE PARENT

     The Parent is the founder of the Company, and at June 30, 1998, owned approximately 71% of the common stock. The Parent established the Company and entered into the NovaCare Contract primarily for two reasons. The Company enables the Parent to leverage its core competencies and investments in human resource management, information systems, relationship selling, workers' compensation risk management, outsourcing and management of a dispersed workforce. By leveraging the investments already made in its core competencies, the Parent expects to increase the return to its shareholders from those investments. The Parent believes its shareholders will benefit from its relationship with the Company through appreciation in the value of the Parent's investment in the Company.

     In February 1997, the Parent entered into the NovaCare Contract, a five-year contract to provide typical PEO services, including payroll and benefits administration, worksite safety evaluation, employment-related risk management and compensation and benefits consultation. The Parent paid the Company a fee for its services equal to approximately 117% of the gross earnings of the employees covered by the NovaCare Contract. The NovaCare Contract was amended as of July 1, 1998, to include the Company's provision of the above services plus recruiting, employee training and orientation, outplacement and human resource consulting. All services will be provided on a fee for services basis. The NovaCare Contract expires on June 30, 2002. The Parent may not terminate the NovaCare Contract except in the event of: (i) the breach of any of the Company's agreements, duties, or performance standards under the NovaCare Contract; (ii) the making of false or misleading representations, warranties, or statements of material fact in documents submitted by or on behalf of the Company to the Parent; or (iii) the insolvency, bankruptcy, or receivership of the Company.

     The Parent is considering separating its physical rehabilitation services businesses into two publicly held companies -- a long-term care, geriatric-oriented business and an outpatient physical rehabilitation business. The precise course and timing of this separation strategy will depend on a variety of capital markets, tax, regulatory and operational issues.

  INFORMATION TECHNOLOGY

     The Company is leveraging the Parent's nationwide information systems network to connect its local customer service centers, regional processing centers, worksite employees, clients and service providers. Through this relationship with the Parent, the Company benefits from the technological advances the Parent deploys in its business to provide value, help reduce costs and provide operating efficiencies. These technologies include, but are not limited to, a combined Internet/Intranet access and electronic mail system, client server-based expertise, which provides distributed processing and rapid implementation of business changes, telecopier to data technology (which eliminates the need for manual data entry), and a state-of-the-art long-term care facility management system. The Company's regional processing centers utilize the Parent's network to meet the processing requirements of the Company's clients. By utilizing the Parent's network, the regional processing centers can serve as disaster recovery backup sites, having the capability to handle the Company's operations for a short period of time.

     The Company currently uses commercially available software to manage information related to payroll processing, benefits administration, human resource management and employee enrollment. The Company has also developed the requirements and key vendor relationships to create a proprietary information management system to handle the expected growth in worksite employees. The Company is following the Parent's information technology strategy of creating relational databases on state-of-the-art client server development systems.

  MARKETING AND SALES

     The Company's client base as of June 30, 1998 consisted of 3,001 client companies, representing 52,852 worksite employees. The Parent represented approximately 60% of the Company's fiscal 1998 revenues. The Company's clients, excluding the Parent, have an average of 11 worksite employees. As of June 30, 1998, the Company's approximate distribution of worksite employees by major Standard Industrial Classification ("SIC") code industry grouping was:

                                                          WITHOUT         WITH
                                                         THE PARENT    THE PARENT
                                                         ----------    ----------
Wholesale/Retail Trade.................................      27%           19%
Construction...........................................      18%           11%
Health Care............................................      14%           45%
Hospitality............................................      12%            8%
Restaurants............................................      12%            8%
Finance, Insurance and Real Estate.....................       6%            3%
Manufacturing..........................................       5%            3%
Agriculture............................................       4%            2%
Transportation.........................................       2%            1%

     The Company is focused on serving clients in targeted industries that generate high gross profit per worksite employee. See "Growth Strategy" above. All prospective clients are evaluated individually on the basis of workers' compensation risk, group medical history, unemployment history and operating stability.

     The Company's marketing and sales efforts are focused on the Company's target markets and industries. The Company currently markets its services through 65 sales professionals who specialize in one or more of the Company's target industries. All sales representatives are direct employees. Employed sales representatives are paid a combination of salary and incentive compensation. The incentive is based on the gross profit projected to be earned with respect to a customer contract and is paid after the contract has been in effect for one full calendar month. The incentive is required to be repaid by the sales representative if the applicable contract is terminated within 120 days after inception. The Company's sales materials are client specific and communicate the Company's broad range of high quality services and the potential benefits to employers and employees.

     The Company utilizes professional marketing tools and strategies, including public relations and advertising, to communicate its brand promise and performance to target audiences. First, the Company will seek to identify target audiences through market research. The Company uses market research firms to assist in designing the messages to be delivered to the target audiences. Referrals from the Parent, existing clients and professionals, as well as telemarketing and direct mail, are used to generate qualified customer leads. The sales force will then deliver targeted presentations to qualified prospects using industry and customer-specific marketing materials. The Company benefits from joint public relations and advertising with the Parent. These media are intended to supplement and enhance the effectiveness of the Company's marketing efforts and reinforce brand loyalty on the part of employees and clients. Brand loyalty is expected to generate referrals, improve client retention and thereby improve profitability. The Company plans to survey the marketplace, its worksite employees and potential clients on a continuous basis to measure satisfaction and the effectiveness of its marketing efforts.

     For its worksite employees, the Company believes its brand promise is fulfilled by: (i) establishing a respectful and trusting relationship between the Company and its worksite employees through clearly defined policies and procedures, and competitive health care and related benefits; (ii) providing a positive work environment by way of risk prevention and safety and recognition programs; (iii) consistently rendering dependable and responsive employee services, most notably payroll and benefits administration and management; and
(iv) providing reassignment during cyclical changes in its client businesses.

     For its clients, the Company seeks to: (i) improve employee satisfaction and thereby improve workforce performance and productivity; (ii) reduce the time and effort required by business owners and executives to deal with the complexities of employment and payroll management; (iii) improve client business performance by enabling management to focus on core competencies, increasing workforce productivity through training, recognition, risk prevention and safety programs, and lowering costs associated with workers' compensation, health insurance, other benefit coverage, and regulatory compliance; and (iv) establish a respectful and trusting relationship between the Company and its clients through expert, responsive and dependable service and accountability for performance.

     The Company has benefited from a high level of client retention (86% for the year ended June 30, 1998), resulting in a significant recurring revenue stream. The Company's client attrition is attributable to a variety of factors, including: (i) client business failure; (ii) sale or acquisition of the client company; (iii) termination by the Company resulting from the client's inability to make timely payments or implement safety recommendations; and (iv) client nonrenewal due to price or dissatisfaction with service. The Company believes that only a small percentage of nonrenewing clients withdrew due to dissatisfaction with service or to retain the services of a competitor. The Company's portfolio management approach, utilizing a management control system focused on key operating variables, is designed to reduce further the incidence of non-renewal.

     The Company plans to enter new geographic markets on a regular basis. The Company believes its market development model, which consists of a structured sales management control system and selling process, will enable it to penetrate new markets quickly.

     Each new salesperson attends the Company's NovaCare University training program. The Company provides at least three weeks of training for new sales people to familiarize them with the Company's services, policies and procedures. The training focuses on the Company's values, business model and target market approach. The composition of the sales force assigned to each target market is determined by business objectives related to worksite employees, profit, client growth and individual sales productivity.

     The Company's sales management control system, which monitors activity both on an individual and a consolidated basis, is designed to ensure an efficient sales process in support of the Company's objectives. The measurement criteria used in the sales management process include the number of qualified sales leads generated, proposals presentated, contract close ratio, profit per worksite employee and client retention.

     Referrals from existing clients and professionals (such as accountants, bankers and lawyers) are a primary source of sales leads. Each sales person visits his or her clients periodically in order to maintain an ongoing relationship and to benefit from referrals. Referrals are also expected to result from the Company's brand recognition and the Company's strategic alliances with other outsourcing service providers to small and medium-sized businesses, including the Company's relationship with the Parent.

     The sales leads result in initial presentations to prospective clients. The Company's sales executives then gather information about the prospective client, employees, workers' compensation job classifications and claims history, health insurance claims history, compatibility with the Company's workplace safety program philosophy, salary and the desired level of employee benefits and credit history. These various factors are reviewed in the context of the Company's pricing model and client selection profile. A client proposal is prepared for potential clients. This prospective client screening process plays a vital role in controlling the Company's cost and limiting exposure to liability.

     Once a prospective client accepts the Company's proposal, the new client is incorporated into the Company's system by a new account start-up team. A customer service manager then assumes responsibility for ensuring service performance for the client and its employees.

  WORKERS' COMPENSATION AND HEALTH CARE PROGRAM

     Historically, the majority of the Company's controllable direct costs related to workers' compensation benefits and health care. Consequently, the Company's ability to manage these worksite employee costs is critical to its success and profitability. To effectively manage its workers' compensation and health care costs, the Company utilizes: (i) careful underwriting and selection of new clients; (ii) effective workers' compensation injury prevention, medical management, rehabilitation and return to work techniques; and (iii) the health care services of the Parent and other health care provider networks in key markets.

     If an injury occurs, the Company's goal is to take control of the claim within 24 hours after receipt of the injury report, aggressively medically manage the injury by coordinating with the worksite employer, employee and provider, and return the employee to work as early as is safe and feasible. This approach substantially lowers injury-related costs, particularly the most expensive cost component, lost workdays. Temporarily placing injured employees in light duty positions until they are able to return to their previous duties is an opportunity afforded the Company in its more densely penetrated markets.

     The Company's workers' compensation insurance coverage is currently provided by Liberty Mutual, the largest workers' compensation insurance carrier in the United States. The coverage is provided under a workers' compensation deductible program with an aggregate stop loss that limits the liability of the Company to a capped percentage of the standard premium. Under this program, the Company receives a benefit if it reduces actual claims experience below the cap. The Company accrues workers' compensation expense based on management's evaluation of the nature and severity of individual claims and past claims experience. Actual claims experience is then recognized against the amount accrued. The Liberty Mutual arrangement extends through June 30, 2000 and provides for: (i) a dedicated claims processing unit; (ii) intensive training of the Company's safety consultants and risk assessors; and (iii) favorable rates and payment terms.

     When buying health care coverage for its employees, the Company believes it is in a favorable position with insurers, as a result of the participation of the Parent in local market integrated health care delivery systems as well as the leverage that the Company's scale provides. Accordingly, the Company believes that it will be able to achieve attractive health care rates by forming strategic partnerships with national and regional providers in each local market.

COMPETITION

     The PEO industry consists of at least 2,400 companies (according to an estimate by NAPEO), most of which serve a single market or region. The Company is the second largest PEO (measured by number of worksite employees) in the United States. According to industry analysts, the ten largest PEOs account for approximately 35% of the existing revenues in the industry. The Company considers its primary competition to include: (i) traditional in-house human resource departments; (ii) other PEOs; and (iii) providers of unbundled employment-related services, such as payroll processing firms, temporary employment firms, commercial insurance brokers, human resource consultants, workers' compensation insurers, HMOs and other specialty managed care providers.

     Competition in the highly fragmented PEO industry is generally on a local or regional basis. Management believes that the primary elements of competition are quality of service, choice and quality of benefits, reputation and price. The Company believes that brand recognition, regulatory expertise, financial resources, risk management, information technology capability, strategic alliances, and economies of scale can distinguish a large-scale PEO from the rest of the industry. The Company believes that it competes favorably in these areas.

     The Company believes that barriers to entry in the PEO industry are increasing primarily due to the following factors: (i) the complexity of the PEO business and the need for expertise in multiple disciplines; (ii) the three-to five years of experience required to establish experience-rates in key cost areas of workers' compensation, health insurance and unemployment; and (iii) the need for sophisticated management information systems to track all aspects of business in a high growth environment.

REGULATION

     The Company is subject to local, state and Federal regulations, which include operating, fiscal and licensing requirements. Adding complexity to the Company's regulatory environment are: (i) uncertainties resulting from the non-traditional employment relationships created by PEOs; (ii) variations in state regulatory schemes; and (iii) the ongoing evolution of regulations regarding health care and workers' compensation.

     Many of the Federal and state laws and regulations relating to tax, benefit and employment matters applicable to employers were enacted prior to the development of non-traditional employment relationships and, accordingly, do not specifically address the obligations and responsibilities of PEOs or the co-employment relationship. Moreover, the Company's PEO services are regulated primarily at the state level. Regulatory requirements regarding the Company's business therefore vary from state to state, and as the Company enters new states it will be faced with new regulatory and licensing environments. There can be no assurance that the Company: (i) will be able to satisfy the licensing requirements or other applicable regulations of any particular state; (ii) will be able to provide the full range of services currently offered; or (iii) will be able to operate profitably within the regulatory environment of any state in which it does not obtain regulatory approval. The absence of required licenses would require the Company to restrict the services it offers. New legislation or new interpretations of current licensing and regulatory requirements could impose operating or licensing requirements on the Company which it may not be able to satisfy or which could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity. Additionally, interpretation of such legislation or regulation by regulatory agencies with broad discretionary powers could require the Company to materially modify its existing operations in order to comply with applicable regulations.

     The application of many laws to the Company's PEO services will depend on whether the Company is considered an employer under the relevant statutes and regulations. The Internal Revenue Service ("IRS") is currently examining this issue. See "Employee Benefit Plans" below. In addition, from time to time there have been proposals to enact a statutory definition of employer for certain purposes of the Code.

     Regulation in the health care and workers' compensation fields continues to evolve. Numerous reform proposals have been the subject of debate at both the Federal and state government levels. The Company cannot predict what effect any such proposed reform will have on its business. If new legislation results in increased health care or workers' compensation costs, which comprise a significant portion of the Company's direct costs, and if the Company is not able to reflect promptly such increased costs in its service fees, such legislation could have a material adverse impact on the Company's business, financial condition, results of operations and liquidity.

     PEO Licensing Requirements. A critical aspect of the growth of the PEO industry has been the increasing recognition and acceptance of PEOs by state authorities. As the concept of PEO services has become more understood by regulatory authorities, the regulatory environment has begun to shift from one of skepticism to one of recognition. During the mid-to late-1980s, legitimate industry participants were challenged to overcome well publicized failures of financially unsound and, in some cases, unscrupulous operators.

     While many states do not explicitly regulate PEOs, approximately one-third have licensing or registration requirements for PEOs and several additional states, including Pennsylvania, are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. The Company is licensed or registered in thirteen states and expects to be licensed or registered in several more over the next twelve months. State regulation assists in screening insufficiently capitalized PEO operations, imposes requirements regarding payment of wages, taxes, benefits and workers' compensation and resolves issues concerning an employee's status for specific purposes under applicable state law. Because existing regulations are relatively new, there is limited interpretive or enforcement guidance available. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time.

     In Florida, the Company's PEO operations are licensed under the Florida Employee Leasing Licensing Act of 1991 (the "Florida Licensing Act"). The Florida Licensing Act requires PEOs and their controlling persons to be licensed, mandates reporting requirements and allocates several employer responsibilities. The Florida Licensing Act also requires licensed PEOs to submit annual audited financial statements and maintain a tangible accounting net worth and positive working capital. The Florida Licensing Act also requires PEOs to, among other things: (i) reserve the right of direction and control over the leased employees; (ii) enter into a written agreement with the client company; (iii) pay wages to the leased employees; (iv) pay and collect payroll taxes; (v) maintain authority to hire, terminate, discipline and reassign employees; (vi) reserve a right to direct and control the management of safety, risk and hazard control at the worksite; (vii) promulgate and administer employment and safety policies; and (viii) manage workers' compensation claims.

     Federal and State Employment Taxes. The Company assumes the responsibility and liability for the payment of Federal and state employment taxes with respect to wages and salaries paid to its employees, including worksite employees. There are essentially three types of Federal employment tax obligations: (i) income tax withholding requirements; (ii) social security and Medicare obligations under FICA; and (iii) unemployment obligations under FUTA. Under the applicable Code sections, the employer has the obligation to remit the employer portion and, where applicable, to withhold and remit the employee portion of these taxes.

     To date, the IRS has relied extensively on the common law test of employment in determining employer status and the resulting liability for failure to withhold. However, the IRS has formed a Market Segment Study Group for the stated purpose of examining whether PEOs, such as the Company, are the employers of the worksite employees under the Code provisions applicable to Federal employment taxes and, consequently, whether they are exclusively responsible for payment of employment taxes on wages and salaries paid to such employees. Another stated purpose of the Market Segment Study Group is to determine whether owners of client companies can be employees of PEOs under the Federal employment tax laws.

     IRS officials have reported that the Market Segment Study is near completion and that the issuance of a tax advice memorandum has been delayed pending the outcome of legislation proposed by the PEO and other staffing industries. NAPEO, through coordination with other staffing trade associations, has introduced a bill known as the Staffing Firm Workers Benefit Act of 1997 ("HR 1891"). HR 1891 would establish that the PEO is the employer for the purposes of tax collection, reporting and remittance. Further, HR 1891 would clarify and establish that a PEO is an employer and can sponsor employee benefit plans, including defined contribution plans, such as, 401(k) plans. The staffing industries believe that HR 1891 will become law at some point in the future.

     The interpretive uncertainties raised by the Market Segment Study Group may affect the Company's ability to report employment taxes on its own account rather than for the accounts of its clients and would increase administrative burdens on the Company's payroll service function. In addition, while the Company believes that it can contractually assume the client company's withholding obligations, in the event the Company fails to meet these obligations, the client company may be held jointly and severally liable for those obligations.

     Employee Benefit Plans. The Company offers various employee benefit plans to its worksite employees, including 401(k) plans (a profit-sharing plan with an employer contribution feature), cafeteria plans, group health plans, group life insurance plans, group disability insurance plans and employee assistance programs. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees.

     The Market Segment Study Group established by the IRS is examining whether PEOs, such as the Company, are the employers of worksite employees under Code provisions applicable to employee benefit plans and consequently able to offer to worksite employees benefit plans that qualify for favorable tax treatment. The Market Segment Study Group is also examining whether client company owners are employees of PEOs under Code provisions applicable to employee benefit plans. The Company is unable to predict the actual timing or nature of the findings of the Market Segment Study Group or the ultimate outcome of such conclusions or findings. If the IRS study were to conclude that a PEO is not an employer of its worksite employees for plan purposes, worksite employees might not be able to continue to make contributions to the Company's 401(k) plans or cafeteria plans. The Company believes that, although unfavorable to the Company, a prospective application by the IRS of an adverse conclusion would not have a material adverse effect on its financial position and results of operations. If such conclusion were applied retroactively, employees' vested account balances would become taxable immediately, the Company would lose its tax deduction to the extent the contributions were not vested, the plans' trusts would become taxable trusts and penalties could be assessed. In such a case, the Company would face the risk of client dissatisfaction as well as potential litigation. A retrospective application by the IRS could have a material adverse effect on the Company's business, financial position, results of operations and liquidity. While the Company believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues.

     In addition to the employer/employee relationship requirement described above, pension and profit-sharing plans, including the Company's 401(k) plans, must satisfy certain other requirements under the Code. These other requirements are generally designed to prevent discrimination in favor of highly compensated employees to the detriment of non-highly compensated employees with respect to both the availability of, and the benefits, rights and features offered in, qualified employee benefit plans. The Company applies the nondiscrimination requirements of the Code at both a consolidated and client company level to ensure that its 401(k) plans are in compliance with the requirements of the Code.

     Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines the term employer as "any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan." ERISA defines the term employee as "any individual employed by an employer." The United States Supreme Court has held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA.

     A definitive judicial interpretation of employer in the context of a PEO or employee leasing arrangement has not been established. If the Company were found not to be an employer for ERISA purposes, its plans might not comply with ERISA, the level of services the Company could offer may be materially adversely affected, and the Company and its plans might not enjoy the preemption of state laws provided by ERISA and could be subject to varying state laws and regulations, as well as to claims based upon state common laws.

     Workers' Compensation. Workers' compensation is a state-mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. In exchange for providing workers' compensation coverage for employees, employers are not subject to litigation by employees for benefits in excess of those provided by the relevant state statute. In most states, the extensive benefits coverage (for both medical costs and lost wages) is provided through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds or employer self-insurance. Workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. These laws establish the rights of workers to receive benefits and to appeal benefit denials. Workers' compensation laws also regulate the methods and procedures that the Company may employ in its workers' compensation managed care programs. For example, workers' compensation laws prohibit medical co-payment and deductible payment by employees. In addition, certain states restrict employers' rights to direct health care providers and establish maximum fee levels for treatment of injured workers.

     As a creation of state law, workers' compensation is subject to change by each state's legislature and is influenced by the political processes in each state. Several states have mandated that employers receive coverage only from state-operated funds. Florida and other states have adopted legislation requiring that all workers' compensation injuries be treated through a managed care program. While such legislation may increase the market for the Company's workers' compensation managed care services, it may also intensify the competition faced by the Company for such services. In addition, Federal health care reform proposals include a proposal that may require 24-hour health coverage, in which the coverage of traditional employer-sponsored health plans is combined with workers' compensation coverage to provide a single insurance plan for health problems, whether or not related to work. Incorporating workers' compensation coverage into conventional health plans may adversely affect the market for the Company's services and may intensify the competition faced by the Company from HMOs and other health care providers. Moreover, because workers' compensation benefits are mandated by law and are subject to extensive regulation, payers and employers do not have the same flexibility to alter benefits as they have with other health benefit programs. Finally, because workers' compensation programs vary from state to state, it is difficult for payers and multi-state employers to adopt uniform policies to administer, manage and control the costs of benefits.

     Other Employer-Related Requirements. As an employer, the Company is subject to a wide variety of Federal, state and local laws and regulations governing employer-employee relationships, including the Immigration Reform and Control Act, the Americans with Disabilities Act, the Family and Medical Leave Act, the Occupational Safety and Health Act, wage and hour regulations, and comprehensive local, state and Federal civil rights laws and regulations, including those prohibiting discrimination and sexual harassment. The definition of employer may be broadly interpreted under these laws.

     Responsibility for complying with various state and Federal laws and regulations is allocated by agreement between the Company and its clients, or in some cases is the shared responsibility of both. See "Business Profile" above. Because the Company acts as a co-employer with the client company, it is possible that the Company could incur a liability for violations of laws even though the Company is not contractually or otherwise responsible for the conduct giving rise to such liability. The Company's standard client service agreement generally provides that the client will indemnify the Company for liability incurred as a result of an act of negligence of a worksite employee under the direction and control of the client or to the extent the liability is attributable to the client's failure to comply with any law or regulation for which it has specified contractual responsibility. However, there can be no assurance that the Company will be able to enforce such indemnification and the Company may therefore be ultimately responsible for satisfying the liability in question.

CORE (NON-WORKSITE) EMPLOYEES

     At June 30, 1998, the Company had 357 core employees. None of the Company's core employees are represented by a collective bargaining agreement and the Company is not aware of any current activity to organize any of its core employees. The Company considers relations with its core employees to be good. For information with respect to the Company's worksite employees, see "Marketing and Sales" above.

INSURANCE

     The Company believes that it maintains the types and amounts of insurance customary in the industry, including coverage for general liability, directors and officers, crime, fiduciary and workers' compensation. The Company considers its insurance coverage to be adequate both as to risks and amounts.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company who served during the fiscal year are as follows:

NAME                                              AGE                      POSITION
----                                              ---                      --------
Loren J. Hulber.................................  56     President, Chief Executive Officer and
                                                         Director
Aven A. Kerr....................................  52     Executive Vice President and Chief Operating
                                                           Officer
Thomas D. Schubert..............................  37     Senior Vice President and Chief Financial and
                                                           Accounting Officer
Kenneth J. Jankowski............................  43     Senior Vice President of Client Services and
                                                         Chief Information Officer
Andrew W. Stith.................................  30     Senior Vice President of Marketing and Sales
Christina D. Harris, Esquire....................  36     Senior Vice President of Regulatory Affairs
                                                         and Compliance and General Counsel
Ronald N. Shostack..............................  43     Senior Vice President of Strategic Planning

     The following is a brief summary of the business experience of each of the executive officers of the Company:

     Loren J. Hulber. Mr. Hulber has been the President, Chief Executive Officer and a director of the Company since March 3, 1997. For the previous ten years, he served in various capacities for Fortune Brands, Inc., most recently as President and Chief Executive Officer of Day-Timers, Inc., a subsidiary specializing in time management and personal organization. From 1973 until 1981, Mr. Hulber was President and Chief Executive Officer of Durand Corporation, an office products company. Upon Durand Corporation's acquisition by Jostens, Inc. in 1981 and until 1987, Mr. Hulber was President of that company's Business Products Group, a provider of business products and services. Mr. Hulber currently serves as Vice Chairman of the Board of Trustees of Lehigh Valley Hospital and Health Network.

     Aven A. Kerr. Ms. Kerr became Executive Vice President and Chief Operating Officer of the Company in June 1998. Ms. Kerr was previously Senior Vice President, Human Resources of NovaCare Inc. since October 1996. From November 1995 to September 1996, she was Senior Vice President, Administration and Systems at United Healthcare. She was Senior Vice President, Human Resources at MetraHealth from May 1995 to November 1995. Prior to that, she was employed by Prudential Insurance Company for 27 years in various positions, most recently as Senior Vice President, Central Atlantic Operations.

     Thomas D. Schubert. Mr. Schubert has been the Senior Vice President and Chief Financial and Accounting Officer of the Company since June 4, 1997. Prior to joining the Company, he served in various capacities with Chemical Leaman Tank Lines, Inc., a transportation and logistics company, since 1991, most recently as Vice President of Finance. From 1984 to 1990, he worked in the accounting/auditing practice with the Philadelphia office of Ernst & Young where he managed a variety of client engagements in the manufacturing and service sectors.

     Kenneth J. Jankowski. Mr. Jankowski became Senior Vice President of Client Services and Chief Information Officer in January 1998. Prior to joining the Company, Mr. Jankowski was most recently Vice President and Chief Information Officer for Whirlpool Financial Corporation from March 1995 to January 1998, where he was responsible for all information service functions and system operations worldwide. Prior to this appointment, Mr. Jankowski served in various corporate and staff management positions with Whirlpool from July 1989 to February 1995. Mr. Jankowski had additional management positions with TRW, Inc., First National Bank of Chicago and Baxter International from March 1982 through June 1989.

     Andrew W. Stith. Mr. Stith became Senior Vice President of Marketing and Sales of the Company on March 3, 1997. In 1994, he joined the Parent as Assistant to the Chairman of the Parent. In 1995, Mr. Stith assumed the position of Vice President of Sales for the Long-Term Care Services Division of the Parent. Prior to joining the Parent, from 1992 to 1994, Mr. Stith obtained his M.B.A. from the Amos Tuck School of

Management of Dartmouth College. From 1989 to 1992, he was associated with River Capital, Inc. as a venture capital associate.

     Christina D. Harris, Esq. Ms. Harris became Senior Vice President of Regulatory Affairs and Compliance of the Company on July 18, 1997 and assumed the position of General Counsel on May 1, 1998. Prior to joining the Company, she was National Vice President of Marketing (Alternative Staffing) for AIG Risk Management, Inc. ("AIG") from April 1996 to July 1997. Before joining AIG, she was Vice President for Legal and Regulatory Affairs and General Counsel for The Vincam Group, Inc., a PEO, from December 1991 to April 1996. Ms. Harris has served as NAPEOs chief delegate on employment law to its government affairs committees and as Chairperson of its Legal Advisory Council. She is also the current President of Mid-Atlantic Association of Professional Employers ("MAAPE") and the immediate past president of the Florida Association of Professional Employer Organizations ("FAPEO"), both chapters of NAPEO.

     Ronald N. Shostack. Mr. Shostack became Senior Vice President of Strategic Planning in January 1998. Previously, Mr. Shostack was founder, President, Chief Executive Officer and majority shareholder of AmeriCare Employers Group, Inc. ("AmeriCare"), a PEO based in Phoenix, Arizona, which was established in 1982 and acquired by the Company in December 1997. Prior to founding AmeriCare, Mr. Shostack was a Certified Public Accountant with Laventhol and Horwath.

ITEM 2.  PROPERTIES

     The Company's principal executive offices are located at the Valley Forge Corporate Center, 2621 Van Buren Avenue, Norristown, Pennsylvania 19403 where the Company leases approximately 30,000 square feet. The lease for this office space expires in July 2004. In addition, the Company leases other office space at approximately 20 locations in various cities within the United States. The terms of these lease arrangements are typically three to five years in duration. See Note 9 of Notes to Consolidated Financial Statements for further information concerning the Company's leases for its facilities.

     The Company does not anticipate that it will experience any difficulty in renewing any leases upon their expiration or obtaining alternate space on comparable terms if such leases are not renewed. The Company believes that its facilities are suitable for operations, are well maintained and are of adequate size for present needs and planned expansion in the near future.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is party to certain claims, suits and complaints which arise in the ordinary course of business. Currently, there are no such claims, suits or complaints which, in the opinion of management, would have a material adverse effect on the Company's business, financial condition, results of operations and liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market under the symbol "NCES".

     The following table sets forth, for the quarters indicated, the high and low bid prices per share of common stock from November 11, 1997 (the first day the common stock was publicly traded) as reported on the NASDAQ National Market.

                                                            COMMON STOCK PRICES
                                                            -------------------
                                                             HIGH         LOW
                                                            -------      ------
YEAR ENDED JUNE 30, 1998
  Second Quarter (beginning November 11, 1997)............  $10.00       $6.31
  Third Quarter...........................................    8.00        5.13
  Fourth Quarter..........................................   10.19        6.94

     As of September 14, 1998, there were approximately 56 shareholders of record of common stock. This number does not include beneficial owners of the common stock whose shares are held in "nominee" or "street name" by various dealers, clearing agencies, banks, brokers and other fiduciaries.

     The Company has never paid a cash dividend on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends in the future will depend on the Company's earnings, financial condition and capital needs and on other factors deemed pertinent by the Company's Board of Directors. It is the current policy of the Company's Board of Directors to retain earnings to finance the operations and expansion of the Company's business.

     On November 11, 1997, the Company's Registration Statement on Form S-1 (No. 333-35071), covering 5,000,000 shares of Common Stock was declared effective by the Securities and Exchange Commission. The Company's initial public offering (the "Offering") was completed on November 14, 1997. Subsequent to the Offering, the Company issued an additional 750,000 shares pursuant to the exercise of an over-allotment provision, for a total issuance of 5,750,000 shares. The Offering was underwritten by BancBoston Robertson Stephens and Salomon Smith Barney Inc.

     The aggregate offering price of the shares sold by the Company, including the over-allotment provision, approximated $51.8 million. The net proceeds from the Offering, after deducting offering costs of $6.1 million, amounted to $45.7 million and were used by the Company to pay: (i) the Company's outstanding revolving credit loan of $28.4 million from the Parent; (ii) $1.0 million to an affiliate of the Company who is a former owner of a business acquired by the Company; and (iii) $16.2 million to retire deferred purchase obligations. The remaining proceeds have been allocated for general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below has been derived from the audited financial statements of the Company, and the predecessor company, Resource One, Inc., which are included elsewhere herein. The selected financial data for the Company and its predecessor should be read in conjunction with the financial statements and notes thereto, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations".

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                               FINANCIAL SUMMARY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      THE COMPANY                            PREDECESSOR COMPANY
                            ----------------------------------------------------------------------------------
                                                               FOR THE NINE
                            FOR THE YEAR      PERIOD FROM      MONTHS ENDED    FOR THE YEAR ENDED DECEMBER 31,
                                ENDED       OCTOBER 1, 1996    SEPTEMBER 30,   -------------------------------
                            JUNE 30, 1998   TO JUNE 30, 1997      1996(1)        1995        1994       1993
                            -------------   ----------------   -------------   --------    --------    -------
STATEMENT OF OPERATIONS
  DATA:(2)
Revenues(3)...............   $1,271,757         $394,193          $23,465      $18,749     $11,987     $7,780
                             ==========         ========          =======      =======     =======     ======
Gross profit..............       41,547           12,238            1,838        2,096       2,005      1,843
Selling, general and
  administrative
  expenses................       27,848            8,273            1,767        1,763       1,683      1,704
Amortization of excess
  cost of net assets
  acquired................        2,801            1,034               --           --          --         --
                             ----------         --------          -------      -------     -------     ------
Income from operations....       10,898            2,931               71          333         322        139
Interest (expense) income,
  net.....................         (699)            (697)               6           (5)          1         (2)
                             ----------         --------          -------      -------     -------     ------
Income before income
  taxes...................       10,199            2,234               77          328         323        137
Income taxes..............        4,743            1,542               21           64          94         --
                             ----------         --------          -------      -------     -------     ------
Net income................   $    5,456         $    692          $    56      $   264     $   229     $  137
                             ==========         ========          =======      =======     =======     ======
Historical net income
  (loss) per share, after
  accretion adjustment:
  Basic(5)................   $      .17         $   (.02)         $    --      $    --     $    --     $   --
  Assuming dilution(5)....   $      .17         $   (.02)         $    --      $    --     $    --     $   --
Proforma net income per
  share, excluding
  accretion adjustment:
  Basic(5)................   $      .22         $    .04          $    --      $    --     $    --     $   --
  Assuming dilution(5)....   $      .22         $    .04          $    --      $    --     $    --     $   --

                                      THE COMPANY                          PREDECESSOR COMPANY
                            -------------------------------------------------------------------------------
                                                                   AS OF
                                     AS OF JUNE 30,            SEPTEMBER 30,        AS OF DECEMBER 31,
                            --------------------------------   -------------   ----------------------------
                                1998              1997            1996(1)       1995       1994       1993
                            -------------   ----------------   -------------   -------    -------    ------
BALANCE SHEET DATA:
Current assets............   $   76,532         $ 39,879          $ 1,320      $   986    $   821    $  573
Total assets..............      157,421           95,998            1,544        1,241      1,006       828
Current liabilities(4)....       84,431           88,721            1,087          748        591       285
Financing
  arrangements(4).........          739            1,068                8          101        164        18
Shareholders' equity......       61,806              301              449          393        345       530

---------------
(1) The Company commenced operations effective October 1, 1996, concurrent with the acquisition of Resource One, Inc., which was accounted for as a purchase. In February 1997, the Company acquired three additional
    PEOs -- Employee Services of America, Inc., Prostaff Human Resources, Inc. and The TPI Group, Ltd. and entered into a contract with the Parent to co-employ substantially all of the Parent's workforce (the "NovaCare Contract"). The Company completed three acquisitions during the year ended June 30, 1998, that included NovaPro, a rehabilitation temporary staffing business, acquired from the Parent on July 1, 1997, AmeriCare Employers Group Inc., acquired December 1, 1997 and Staff Leasing Systems, Inc., acquired on May 1, 1998. See Note 1 of the Notes to the Consolidated Financial Statements.

(2) Results of operations from business combinations and the NovaCare Contract are included from the dates of acquisition and the date of contract inception, respectively.

(3) Revenues include all amounts billed to clients for gross salaries and wages, related employment taxes and health care and workers' compensation coverage of worksite employees.

(4) The current portion of financing arrangements is included in current liabilities.

(5) Historical net income per share is computed by dividing net income, net of the accretion of mandatorily redeemable common stock, by the weighted average number of shares outstanding. Pro forma net income per share excludes the accretion of mandatorily redeemable common stock. See Note 1 of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

     NovaCare Employee Services, Inc. (the "Company") is the second largest (measured by number of worksite employees) professional employer organization ("PEO") in the United States. The Company provides small-to medium-sized businesses with comprehensive, fully integrated outsourcing solutions to human resource issues, including payroll management, workers' compensation risk management, health care and other employee benefits administration, unemployment services, rehabilitation temporary staffing and human resource consulting services. The Company was established by NovaCare, Inc. (the "Parent"), in September 1996, as a subsidiary and commenced operations on October 1, 1996, concurrent with the acquisition of Resource One, Inc. In February 1997, the Company acquired three additional PEO businesses -- Employee Services of America, Inc.; The TPI Group, Ltd.; and Prostaff Human Resources, Inc., and entered into a contract with the Parent to provide traditional PEO services to principally all of the Parent's worksite employees (the "NovaCare Contract"). During fiscal 1998, the Company completed three additional acquisitions -- NovaPro, a rehabilitation temporary staffing business acquired from the Parent on July 1, 1997; AmeriCare Employers Group, Inc. ("AmeriCare"), a PEO based in Arizona, acquired on December 1, 1997; and Staff Leasing Systems, Inc. ("SLS"), a PEO based in Maryland, acquired on May 1, 1998. In addition, in November 1997 and June 1998, the Company expanded via start-up operations into two new markets, Atlanta and Philadelphia, respectively. Subsequent to June 30, 1998, the Company acquired Pay America, Inc., a PEO based in Utah, effective August 1, 1998. At June 30, 1998, the Company served 3,001 client organizations with 52,852 employees at over 5,000 worksites in 45 states, principally in nine different industries.

  Initial Public Offering

     In November 1997, the Company completed an initial public offering (the "Offering") of 5,000,000 shares of its common stock. Subsequent to the Offering an additional 750,000 shares were issued pursuant to the exercise of an over-allotment provision for a total issuance of 5,750,000 shares. The net proceeds from the Offering (including the exercise of the over-allotment provision), after deducting offering costs of $6.1 million, amounted to $45.7 million and were used by the Company to pay an outstanding revolving credit loan to the Parent and to retire deferred purchase price obligations due to the former owners of the businesses acquired. At June 30, 1998, the Parent owned approximately 71% of the Company's outstanding common stock.

  Contractual Arrangement with Parent

     The Parent is a leading provider of physical rehabilitation services which are delivered to more than 2,000 facilities nationwide. The Parent established the Company and entered into the NovaCare Contract primarily to leverage the Parent's core competencies and investments in human resource management, information systems, relationship selling, workers' compensation risk management, outsourcing and management of a dispersed workforce. By leveraging the investments already made in its core competencies, the Parent seeks to increase the return to its shareholders from those investments. The Company believes that these competencies are highly correlated with success in the PEO business.

     The Parent and the Company entered into the NovaCare Contract in February 1997, whereby principally all of the Parent's employees are co-employed by the Company. Under the NovaCare Contract, the Company provides traditional PEO services such as payroll and benefits administration, worksite safety evaluation, employment-related risk management and compensation and benefits consultation. In fiscal 1998, the Parent paid the Company a fee for its services equal to the salary and Federal payroll costs plus an average base fee of

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

9.7% of gross earnings of employees, or approximately 117% of the gross earnings of employees covered under the NovaCare Contract.

     In January 1998, the Parent initiated a restructuring plan to favorably position one of its operating divisions for recent changes in the Medicare reimbursement system as mandated by the Balanced Budget Act of 1997. The intent of the plan is to substantially reduce the cost of its workforce by transitioning to a business model which relies on lower cost and higher quality services. In support of this transition and to address the increased demand from the Parent for additional human resource services, the Company and the Parent amended the NovaCare Contract. The new contract, which became effective July 1, 1998, provides the existing PEO services and a broader array of services, including recruiting, employee training and orientation, outplacement and human resource consulting. The new contract is principally a fee-for-service contract, replacing the previous contract which was priced as a percentage of payroll. Due to the specialty nature of the additional services, the Company expects increased gross profit and operating profit margins on the new contract compared with the previous arrangement. The new contract will expire on June 30, 2002. The Parent may not terminate the NovaCare Contract except in the event of (i) the breach of any of the Company's agreements, duties, or performance standards under the NovaCare Contract; (ii) the making of false or misleading representations, warranties, or statements of material fact in documents submitted by or on behalf of the Company to the Parent; or (iii) the insolvency, bankruptcy, or receivership of the Company.

     The Parent is considering separating its physical rehabilitation services businesses into two publicly held companies -- a long-term care, geriatric-oriented business and an outpatient physical rehabilitation business. The precise course and timing of this separation strategy will depend on a variety of capital markets, tax, regulatory and operational issues.

  Revenues

     The Company enters into a PEO services agreement with its clients, establishing a three-party relationship among the Company, the client and the worksite employees. The agreement generally provides for an initial one-year term, subject to termination without cause on 30 days' notice by either the Company or the client. Although PEO client service agreements are periodically canceled, no such termination singly, or in the aggregate, has had a material adverse effect on the Company's financial position or results of operations. The PEO client service agreement also sets forth the service fee payable to the Company. Such service fee, which constitutes the Company's revenues, is based on the gross earnings of each employee plus a mark-up which includes the estimated costs of employment-related taxes, providing human resource services, performing administrative functions, providing insurance coverages and benefit plans and an administration fee. This structure yields a comprehensive service fee percentage to be applied to each employee's gross pay. These fees are invoiced along with each periodic payroll. The Company's revenues are subject to fluctuations as the result of: (i) changes in the wage base and employment tax rates of worksite employees serviced by the Company; (ii) changes in the volume of clients and worksite employees serviced by the Company; (iii) changes in the mark-up charged by the Company for its services based upon client mix; and (iv) the number of worksite employees enrolled in benefit plans.

     Pursuant to the PEO client service agreement, the Company has the obligation to provide the benefits and services enumerated in that agreement as well as to pay the direct costs associated with such services, regardless of whether the client company makes timely payment to the Company. Worksite employees' salaries and wages comprise the largest portion of direct costs associated with each PEO client service agreement, and are generally disbursed promptly after the applicable client service fee is received. For a description of additional costs of services, see "Direct Costs" below.

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

  Direct Costs

     The Company's primary direct costs are: (i) the salaries and wages of worksite employees (gross earnings) and the employer's portion of Social Security, Medicare and Federal unemployment taxes; (ii) employee benefit plan costs; (iii) workers' compensation costs; and (iv) state unemployment taxes. Salaries and wages of worksite employees are affected by the inflationary effects on wage levels and by differences in the local economies of the Company's markets. Changes in gross earnings have a proportionate impact on the Company's revenues. The Company can significantly impact its gross profit margin by actively managing the direct costs described in clauses (ii), (iii) and (iv) (hereinafter referred to as "controllable direct costs").

     Federal employment-related taxes consist of the employer's portion of payroll taxes required under FICA, which includes Social Security and Medicare, and Federal unemployment taxes. The Federal tax rates are defined by the appropriate Federal regulations.

     Employee benefit plan costs consist of medical insurance premiums, payments of and reserves for claims subject to deductibles, and the costs of dental care, vision care, disability, employee assistance and other similar benefit plans. The Company's health care benefit plans consist of guaranteed cost programs, with third party insurers providing insurance. A portion of the NovaCare Contract worksite employees are covered by a self-insured plan with reinsurance for claims that exceed certain levels ("stop loss coverage"). Liabilities for health care self-insured claims are recorded based on the Company's evaluation of the nature and severity of individual claims and past claims experience. The Company's current group health care benefit plans are provided by national and regional health care providers under separate contracts.

     Workers' compensation costs include premiums, administrative costs and claims-related expenses under the Company's workers' compensation program. Currently, the coverage is provided under a workers' compensation deductible program with an aggregate stop loss that limits the liability to the Company at a capped percentage of the standard premium. Through June 30, 1997, certain of the Company's worksite employees were covered by large deductible workers' compensation policies and certain other worksite employees were covered by guaranteed cost or low deductible workers' compensation insurance policies. Costs related to these prior plans include estimates of ultimate claims amounts that are recorded as accrued workers' compensation claims. Changes in these estimates are reflected as a component of direct costs in the period of the change.

     State unemployment taxes are based on rates which vary from state to state. Generally they are subject to certain minimum rates, but the aggregate rates payable by an employer are affected by the employer's claims history. The Company controls unemployment claims by aggressively contesting unfounded claims and, when possible, quickly returning employees to work by reassigning them to other worksites.

  Selling, General and Administrative Expenses

     The Company's principal selling, general and administrative expenses are salaries, wages, benefits and other personnel expenses of administrative employees and sales associates, general and administrative expenses and marketing and sales expenses.

  Income Taxes

     The Company's provision for income taxes typically differs from the U.S. statutory rate of 35% due primarily to state income taxes and non-deductible goodwill amortization.

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

  Operating Income

     The Company's operating income is determined in part by its ability to manage controllable direct costs and its ability to incorporate such costs into the service fees charged to clients. The Company manages these costs through:
(i) appropriately designed health care benefit plans; (ii) effective risk management through new client underwriting, effective loss prevention and claims management of existing clients relative to the fixed cost workers' compensation program; and (iii) aggressive management of state unemployment tax exposure. The Company attempts to reflect changes in the controllable direct costs through adjustments in service fees charged to clients, subject to contractual arrangements.

     The following table sets forth certain income statement and statistical data for the year ended June 30, 1998 and the period from October 1, 1996 (inception) to June 30, 1997.

                                                                FOR THE PERIOD FROM
                                                      ----------------------------------------
                                                         JULY 1, 1997,        OCTOBER 1, 1996
                                                              TO              (INCEPTION), TO
                                                         JUNE 30, 1998         JUNE 30, 1997
(TABLE IN THOUSANDS, EXCEPT PERCENTAGES)              -------------------    -----------------
                                                          $           %         $          %
                                                      ----------    -----    --------    -----
OPERATING RESULTS:
  Revenues..........................................  $1,271,757    100.0%   $394,193    100.0%
  Direct costs:
  Salaries, wages and employment taxes of worksite
     employees......................................   1,136,547     89.3     357,238     90.6
  Health care, workers' compensation, state
     unemployment taxes and other...................      93,663      7.4      24,717      6.3
                                                      ----------    -----    --------    -----
     Gross profit...................................      41,547      3.3      12,238      3.1
  Selling, general and administrative expenses......      27,848      2.2       8,273      2.1
  Amortization of excess cost of net assets
     acquired.......................................       2,801      0.2       1,034      0.3
                                                      ----------    -----    --------    -----
     Income from operations.........................      10,898      0.9       2,931      0.7
  Interest expense, net.............................        (699)    (0.1)       (697)    (0.2)
                                                      ----------    -----    --------    -----
     Income before income taxes.....................      10,199      0.8       2,234      0.5
  Income tax expense................................       4,743      0.4       1,542      0.4
                                                      ----------    -----    --------    -----
     Net income.....................................  $    5,456      0.4%   $    692      0.1%
                                                      ==========    =====    ========    =====

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

                                                                    FOR THE PERIOD FROM
                                                              -------------------------------
                                                              JULY 1, 1997    OCTOBER 1, 1996
                                                                   TO         (INCEPTION) TO
                                                                JUNE 30,         JUNE 30,
                                                                  1998             1997
                                                              ------------    ---------------
STATISTICAL DATA:
  EBITDA (in thousands)(1)..................................    $14,726           $ 4,217
                                                                =======           =======
  Number of clients at period end...........................      3,001             1,742
  Worksite employees at period end:
     Third parties..........................................     34,105            18,634
     Related party..........................................     18,747            16,394
                                                                -------           -------
          Total.............................................     52,852            35,028
                                                                =======           =======
  Weighted average worksite employees paid during the
     period:
     Third parties..........................................     26,728            11,764
     Related party..........................................     16,634            15,879
                                                                -------           -------
     Weighted average.......................................     43,362            18,582
                                                                =======           =======
  Year-to-date gross profit per weighted average worksite
     employee (in whole $'s):
     Third parties..........................................    $   801           $   665
     Related party..........................................      1,210               650
     Weighted average.......................................        958               659

---------------
(1) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation or as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

  Year Ended June 30, 1998 Compared With the Period from October 1, 1996 (date of inception) to June 30, 1997

     Revenues for the year ended June 30, 1998 were $1.271 billion compared to $394 million for the period October 1, 1996 to June 30, 1997, representing an increase of $877 million or 223%. The increase is attributable to an increased number of clients and worksite employees. From June 30, 1997 to June 30, 1998, the number of clients increased 72% from 1,742 to 3,001 and the number of weighted average worksite employees increased 133% from 18,582 to 43,362. The increases are attributable to: (i) a full year of operations in fiscal 1998 for the NovaCare Contract and the three PEOs acquired in February 1997 versus five months of operations in fiscal 1997; (ii) the fiscal 1998 PEO acquisitions of AmeriCare and SLS completed in December 1997 and May 1998, respectively; (iii) internal growth in existing markets and start-up of new markets; and (iv) the acquisition of a rehabilitation temporary staffing business (NovaPro) in July 1997. The Company expects continued growth in the number of clients and worksite employees in fiscal 1999 based upon internal growth in existing markets and expansion into new markets through either platform acquisitions or start-up operations.

     Gross profit for the year ended June 30, 1998 was $41.5 million compared to $12.2 million for the period October 1, 1996 to June 30, 1997, representing an increase of $29.3 million or 240%. This increase was due to the higher volume of salaries and wages paid in fiscal 1998 which was a direct function of the growth in clients

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

and worksite employees as discussed above. Gross profit as a percentage of revenues increased from 3.1% in the prior year to 3.3% for the year ended June 30, 1998. The improvement is attributable to: (i) gross profit margins realized from fiscal 1998 acquisitions that exceeded the consolidated gross profit percentage in the prior year; (ii) the provision of temporary staffing services; and (iii) the relative impact of the NovaCare Contract which was greater in the prior year, and has a lower gross profit percentage compared with the traditional PEO businesses, due to a more highly compensated employee population. The gross profit per third party weighted average worksite employee increased to $801 for fiscal 1998 from $665 for fiscal 1997. The increase is attributable to a full year of operations in fiscal 1998 for the three PEOs acquired in February 1997 compared to five months of operations in fiscal 1997 and the impact of fiscal 1998 acquisitions. The gross profit per related party weighted average worksite employee increased to $1,210 for fiscal 1998 from $650 for fiscal 1997 due to the full year effect of the NovaCare Contract for the year ended June 30, 1998 versus five months of activity in the prior year and the provision of additional temporary staffing services at higher margins.

     Selling, general and administrative expenses increased $19.5 million, from $8.3 million for the period October 1, 1996 to June 30, 1997 to $27.8 million for the year ended June 30, 1998. The increased costs resulted primarily from increases in staffing and other expenses associated with: (i) the timing of acquisitions and the start-up of the NovaCare Contract; (ii) opening new markets; and (iii) executing the Company's internal growth strategy. As a percentage of revenues, selling, general and administrative expenses increased from 2.1% to 2.2% for the same periods, respectively. The increase is attributable to: (i) the addition of operating and sales personnel, consistent with the Company's strategy to increase its client base in its existing and acquired markets; (ii) operating expenses incurred in the expansion of new markets, which include compensation related costs, recruiting and training costs of newly hired sales personnel, advertising and promotion costs and general office expenses; and (iii) the NovaCare Contract, which has lower selling, general and administrative expenses as a percentage of revenue, which comprised a larger portion of fiscal 1997 expenses. The Company anticipates that selling, general and administrative expenses will continue to increase in future periods to the extent that the Company continues to experience growth and expand its service offerings.

     Amortization of excess cost of net assets acquired increased to $2.8 million for the year ended June 30, 1998 from $1.0 million for the period October 1, 1996 to June 30, 1997, principally as a result of fiscal 1998 acquisitions and the full year effect of businesses acquired in fiscal 1997.

     Interest expense, net for the year ended June 30, 1998 was $699,000 versus $697,000 for the period October 1, 1996 to June 30, 1997. Interest expense, net, for both periods resulted primarily from interest due to the Parent for amounts loaned to the Company to finance the acquisition of the four PEO businesses acquired in fiscal 1997. Interest was charged to the Company at the Parent's borrowing rate (Eurodollar rate plus a range of 0.5% to 1.125%). The weighted average borrowing rate for fiscal 1998 and 1997 was 6.8% and 6.6%, respectively. Interest expense for the year ended June 30, 1998 also included interest charges from borrowings under the Company's revolving credit facility. See "Liquidity and Capital Resources" for a further discussion of the Company's revolving credit facility.

     Income tax expense as a percentage of pre-tax income decreased to 46.5% for the year ended June 30, 1998 from 69.0% for the period from October 1, 1996 to June 30, 1997. The principal reasons for the reduction in the tax rate were the relative impact of non-deductible amortization of excess costs of net assets acquired on pre-tax income for fiscal 1998 compared with fiscal 1997, and lower effective state income tax rates.

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company's cash and cash equivalents totaled $5.9 million, an increase of $4.1 million from June 30, 1997. As of the same date, the Company had a working capital deficit of $7.9 million compared to a working capital deficit of $48.8 million at June 30, 1997. The $40.9 million improvement in working capital results primarily from the receipt of $45.7 million of net proceeds from the Offering which were utilized to pay the Parent indebtedness of $28.4 million and retire deferred purchase obligations of $17.2 million.

     The Company's cash flows provided by operating activities increased by $20.1 million from fiscal 1997 to fiscal 1998. The increase results principally from: (i) a net increase in cash flows of $9.9 million for accounts receivable and accrued salaries, wages and payroll taxes; (ii) a $9.3 million increase in cash flows for workers' compensation and health claims liabilities; (iii) a $4.8 million increase in net income; and (iv) a $2.8 million increase in non-cash charges consisting of amortization, depreciation and provision for uncollectible accounts. The above increases are offset by a net cash use of $6.7 million from payment of accounts payable and accrued expenses, accrued interest-related party, income taxes payable and other current assets. Accounts receivable, accrued salaries, wages and payroll taxes, and health benefit premiums payable are subject to fluctuations depending on the correlation between the financial reporting cycle and the payroll cycle.

     Cash expended for investing activities was $32.0 million in fiscal 1998 compared to $25.0 million in fiscal 1997, an increase of $7.0 million. During fiscal 1998, the Company retired $17.2 million of deferred purchase price obligations related to acquisitions completed in fiscal 1997. Cash paid for acquisitions totaled $11.5 million in fiscal 1998 compared to $24.3 million in fiscal 1997, a decline of $12.8 million. Capital expenditures increased by $2.5 million to support the Company's internal growth strategy and expansion into new markets.

     The Company's major financing activities consisted of completing the Offering of 5,750,000 shares of the Company's common stock and establishing a revolving credit facility. The proceeds from the Offering were $45.7 million, net of offering costs. Of the proceeds, $28.4 million was used to retire the outstanding revolving credit loan from the Parent borrowed in fiscal 1997 to finance the acquisition of four PEO businesses (see Note 4 of Notes to the Consolidated Financial Statements).

     In November 1997, the Company entered into a $25.0 million three-year revolving credit facility with a syndicate of lenders. The credit facility provides for interest at a variable rate, depending on certain financial ratios, equal to (a) the Eurodollar rate plus a range of 1.375% to 2.50%, or (b) the lead lender's prime rate plus a range of 0.125% to 1.25%. In addition, the Company has agreed to pay a commitment fee ranging from 0.30% to 0.50% per annum on the unused portion of the commitment. Loans made under the Credit Facility are collateralized by a pledge of all of the: (i) Company's interest in the common stock of its subsidiaries; (ii) assets of the Company and its subsidiaries; and (iii) Parent's interest in the common stock of the Company. The revolving credit facility requires the maintenance of minimum capitalization and net worth amounts, capital expenditure thresholds as well as certain financial ratios. At June 30, 1998, the Company was in compliance with these requirements. During fiscal 1998, the Company borrowed $9.3 million under the revolving credit facility for short-term working capital needs and to finance acquisitions. The Company repaid all outstanding amounts under the revolving credit facility, prior to June 30, 1998, through cash generated from operations. At June 30, 1998, $23.9 million of the revolving credit facility was available after reduction for letters of credit totaling $1.1 million.

     The Company's primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its worksite and internal employees, accounts payable and the payment of accrued workers' compensation expense and health benefit plan premiums. The Company anticipates additional short-term requirements in fiscal 1999 related to cash payments for acquisitions and capital expenditures to support the Company's internal growth strategy and expansion into new markets. The Company believes the cash flows

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

generated by the Company's operations, together with its existing cash and availability of credit under the credit facility, will be sufficient to meet the Company's short and long-term cash needs.

  Inflation

     A significant portion of the Company's operating expenses and revenues is subject to inflationary increases, particularly worksite employee salary increases which are directly reimbursed by the Company's customers. The Company believes the effects of inflation have not had a significant impact on its results of operations or its financial condition.

YEAR 2000 READINESS

     The "Year 2000 issue" is the result of historical computer programming of date sensitive software. Many existing computer programs have been written using only two digits to define an applicable year (e.g. 98 for 1998), rather than four digits. On January 1, 2000, any date recording mechanism, including date sensitive software, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failures or create erroneous results, including among other things, a temporary inability to process transactions.

     Generally, the scope of the Company's exposure to the Year 2000 issue is limited to its core business systems (payroll, human resources and financial reporting systems) and the computer systems used by third party service providers and suppliers. The Company has completed its initial assessment and believes that all internal Year 2000 issues will be addressed timely to ensure the core business systems are in the appropriate state of readiness.

     In January 1998, the Company launched a Year 2000-review program, which included a dedicated Year 2000 project team, review process and internal and external communication activities. At June 30, 1998, all of the core business systems have been identified, evaluated and risk assessed for Year 2000 readiness. The Company's primary area of risk and exposure lies with the business acquired subsequent to June 30, 1998 that has not yet completed a Year 2000 readiness assessment. The Company plans to complete its assessment of this newly acquired business in the second quarter of fiscal 1999. All significant external suppliers, comprised primarily of financial institutions, third party insurers and service providers and information technology suppliers, have been contacted to determine the extent to which the Company is vulnerable to any external Year 2000 issues. While the Company is not currently aware of any significant Year 2000 issues related to its business with service providers and suppliers, there can be no guarantee that the Company will not be adversely affected by the failure of its primary vendors to remediate their own Year 2000 issues.

     The Company expects to complete Year 2000 testing and remediation by June 30, 1999. Remediation activities will consist of developing new programs to enhance or provide additional functionality to the Company's core business systems. Given the Company's current state of readiness and limited exposure, the cost of remediation activities should approximate $150,000. As of June 30, 1998, the Company's incurred costs related to Year 2000 readiness have been limited to salary and benefits costs of internal information systems personnel, and are included as an expense in the fiscal 1998 operating results. If the Company is unsuccessful in completing remediation of non-compliant systems or third party vendors are not capable of rectifying Year 2000 issues, the Company could be subjected to the following risks: (i) disruption of payroll, benefits and compensation administration; (ii) information from internal management control and reporting systems may lack integrity; (iii) the quality of service to clients could decline, resulting in higher attrition and loss of business; and (iv) eligibility information from third party insurers could be compromised resulting in denial of benefits to health benefit plan participants.

     In the event the Company would be subject to the above risks, an appropriate contingency plan would be implemented. At June 30, 1998, the Company continued to refine the contingency plan, which includes: (i) a

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

dedicated internal group of information systems professionals that will be primarily focused on system or process disruption; (ii) the creation of a partnership with external service providers and suppliers to respond to a disruption; (iii) labor intensive efforts in place of core business system processing; and (iv) on a selective basis engaging external consultants. The contingency plan is expected to be completed in the second quarter of fiscal 1999.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which the Company is required to adopt no later than the first quarter of fiscal 1999. SFAS 131 uses a "management approach" to defining and reporting the activities of operating segments. The management approach defines operating segments along the lines used by management to assess performance and make operating and capital decisions. The Company is in the process of evaluating the effect this new standard will have on the Company's annual and interim reporting requirements. Adoption of this accounting standard is for disclosure purposes only and will not have an adverse effect on the Company's financial position or results of operations.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP is effective for the year ending June 30, 2000. Management does not believe the adoption of SOP 98-1 will have a material effect on the Company's financial position or results of operations.

     In June 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-5 "Reporting on the Cost of Start-Up Activities" which the Company is required to adopt no later than June 30, 2000. SOP 98-5 provides the reporting standards for the costs of start-up activities, including organizational costs, which should be expensed as incurred. Management does not believe the adoption of SOP 98-5 will have a material effect on the Company's financial position or results of operations.

CAUTIONARY STATEMENT

     Except for historical information, matters discussed above including, but not limited to, statements concerning future growth and Year 2000 readiness, are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include: (i) management retention and development; (ii) management's success in integrating acquired businesses, in developing and introducing new products and lines of business and in entering new markets; (iii) the ability of the Company, its customers and its suppliers to complete assessment, testing and remediation of Year 2000 issues; (iv) adverse Internal Revenue Service rulings and state regulations with respect to the employer status of employee services businesses; (v) the Company's ability to implement its employee services business model; and (vi) any adverse impact on the operating results of the NovaCare Contract in the event the Parent executes some form of a separation strategy (see "Overview" above).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                AS OF JUNE 30,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  5,926    $ 1,782
  Accounts receivable:
     Related party..........................................    45,083     27,607
     Unbilled...............................................    13,903      7,215
     Third parties, net of allowance for doubtful accounts
      at June 30, 1998 and 1997 of $318 and $26,
      respectively..........................................     7,660      1,910
  Prepaid assets............................................     1,948        577
  Deferred income taxes.....................................     1,688        296
  Other current assets......................................       324        492
                                                              --------    -------
          Total current assets..............................    76,532     39,879
Property and equipment, net.................................     4,490      1,326
Excess cost of net assets acquired, net.....................    75,570     53,691
Other assets, net...........................................       829      1,102
                                                              --------    -------
                                                              $157,421    $95,998
                                                              ========    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of financing arrangements.................  $    217    $   298
  Accounts payable and accrued expenses.....................     3,748      6,172
  Accrued salaries, wages and payroll taxes.................    59,759     28,159
  Current portion of accrued workers' compensation and
     health claims..........................................    17,948      5,423
  Note payable to related party.............................        --     28,382
  Current portion of deferred purchase price obligations....       750     18,905
  Income taxes payable......................................     2,009      1,382
                                                              --------    -------
          Total current liabilities.........................    84,431     88,721
Financing arrangements, net of current portion..............       739      1,068
Accrued workers' compensation and health claims, net of
  current portion...........................................     4,466      1,910
Deferred purchase price obligations, net of current
  portion...................................................     5,456        856
Other.......................................................       523        411
                                                              --------    -------
          Total liabilities.................................    95,615     92,966
Mandatorily redeemable common stock.........................        --      2,731
Commitments and contingencies...............................        --         --
Shareholders' equity:
  Preferred stock, $.01 par value; authorized 1,000 shares;
     no shares issued or outstanding........................        --         --
  Common stock, $.01 par value; authorized 60,000 shares;
     issued 27,349 shares at June 30, 1998 and 19,193 shares
     at June 30, 1997.......................................       273        192
  Additional paid-in capital................................    57,365      1,189
  Retained earnings.........................................     4,271         --
                                                              --------    -------
                                                                61,909      1,381
  Less: Common stock in treasury (at cost), 563 shares at
        June 30, 1997.......................................        --     (1,080)
        Deferred compensation, net..........................      (103)        --
                                                              --------    -------
          Total shareholders' equity........................    61,806        301
                                                              --------    -------
                                                              $157,421    $95,998
                                                              ========    =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               FOR THE PERIOD
                                                                 FOR THE       OCTOBER 1, 1996
                                                               YEAR ENDED      (INCEPTION) TO
                                                              JUNE 30, 1998     JUNE 30, 1997
                                                              -------------    ---------------
Revenues:
  Related party.............................................   $  761,262         $255,289
  Third parties.............................................      510,495          138,904
                                                               ----------         --------
       Total revenues.......................................    1,271,757          394,193
Direct costs:
  Related party:
     Salaries, wages and employment taxes of worksite
       employees............................................      685,916          234,182
     Healthcare and workers' compensation, state
       unemployment and other...............................       55,214           15,368
  Third parties:
     Salaries, wages and employment taxes of worksite
       employees............................................      450,631          123,056
     Healthcare and workers' compensation, state
       unemployment and other...............................       38,449            9,349
                                                               ----------         --------
       Gross profit.........................................       41,547           12,238
Selling, general and administrative expenses................       27,556            8,247
Provision for uncollectible accounts........................          292               26
Amortization of excess cost of net assets acquired..........        2,801            1,034
                                                               ----------         --------
       Income from operations...............................       10,898            2,931
Investment income...........................................          220               52
Interest expense............................................         (308)             (56)
Interest expense -- related party...........................         (611)            (693)
                                                               ----------         --------
       Income before income taxes...........................       10,199            2,234
Income taxes................................................        4,743            1,542
                                                               ----------         --------
       Net income...........................................   $    5,456         $    692
                                                               ==========         ========
Historical information, after accretion adjustment (Note 1):
       Net income (loss) applicable to common
          stockholders......................................   $    4,271         $   (341)
                                                               ==========         ========
       Net income (loss) per share:
          Basic.............................................   $      .17         $   (.02)
                                                               ==========         ========
          Assuming dilution.................................   $      .17         $   (.02)
                                                               ==========         ========
Pro forma information, excluding accretion adjustment (Note
  1):
       Net income...........................................   $    5,456         $    692
                                                               ==========         ========
       Net income per share:
          Basic.............................................   $      .22         $    .04
                                                               ==========         ========
          Assuming dilution.................................   $      .22         $    .04
                                                               ==========         ========
Weighted average number of common shares outstanding:
          Basic.............................................       24,942           18,078
                                                               ==========         ========
          Assuming dilution.................................       25,135           18,078
                                                               ==========         ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                        COMMON
                                     SHARES ISSUED       STOCK                ADDITIONAL   DEFERRED
                                   -----------------   ($.01 PAR   TREASURY    PAID-IN     COMPEN-    RETAINED
                                   COMMON   TREASURY    VALUE)      STOCK      CAPITAL      SATION    EARNINGS
                                   ------   --------   ---------   --------   ----------   --------   --------
Balance at October 1, 1996
  (inception)....................     --        --       $ --      $    --     $    --      $  --      $   --
Issued to related party..........  6,200        --         62           --          --         --          --
Issued to employees..............    430        --          4           --         870         --          --
Common stock split...............  12,000       --        120           --        (120)        --          --
Repurchase of common stock.......    563      (563)         6       (1,080)        780         --          --
Accretion of mandatorily
  redeemable common stock........     --        --         --           --        (341)        --        (692)
Net income.......................     --        --         --           --          --         --         692
                                   ------     ----       ----      -------     -------      -----      ------
Balance at June 30,1997..........  19,193     (563)      $192      $(1,080)    $ 1,189      $  --      $   --
ISSUED THROUGH INITIAL PUBLIC
  OFFERING, NET OF OFFERING COSTS
  OF $6,041......................  5,750        --         57           --      45,652         --          --
ISSUED IN CONNECTION WITH
  ACQUISITIONS...................  1,585       563         16        1,080       6,470         --          --
ACCRETION OF MANDATORILY
  REDEEMABLE COMMON STOCK........     --        --         --           --          --         --      (1,185)
CONVERSION OF MANDATORILY
  REDEEMABLE COMMON STOCK........    813        --          8           --       3,907         --          --
ISSUED IN CONNECTION WITH STOCK
  OPTION PLAN....................     --        --         --           --         124       (124)         --
ISSUED UPON EXERCISE OF STOCK
  OPTIONS........................      8        --         --           --          23         --          --
AMORTIZATION OF DEFERRED
  COMPENSATION...................     --        --         --           --          --         21          --
NET INCOME.......................     --        --         --           --          --         --       5,456
                                   ------     ----       ----      -------     -------      -----      ------
BALANCE AT JUNE 30, 1998.........  27,349       --       $273      $    --     $57,365      $(103)     $4,271
                                   ======     ====       ====      =======     =======      =====      ======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               FOR THE PERIOD
                                                                 FOR THE       OCTOBER 1, 1996
                                                               YEAR ENDED      (INCEPTION) TO
                                                              JUNE 30, 1998     JUNE 30, 1997
                                                              -------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................    $  5,456          $    692
Adjustments to reconcile net income to net cash flows
  provided by (used in) operating activities:
  Depreciation and amortization.............................       3,828             1,285
  Deferred income taxes.....................................        (817)              135
  Provision for uncollectible accounts......................         292                26
  Changes in assets and liabilities, net of effects from
     acquisitions:
     Accounts receivable -- related party...................     (19,343)          (27,607)
     Accounts receivable -- third parties...................      (4,092)           (2,293)
     Other current assets...................................      (1,072)              230
     Accounts payable and accrued expenses..................      (5,904)           (1,309)
     Accrued salaries, wages, and payroll taxes.............      26,262            22,865
     Accrued interest -- related party......................          --               693
     Accrued workers' compensation and health claims........      13,417             4,113
     Income taxes payable...................................       1,533               902
     Other, net.............................................         428               164
                                                                --------          --------
       Net cash flows provided by (used in) operating
          activities........................................      19,988              (104)
                                                                --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for businesses acquired, net of cash acquired......     (11,489)          (24,250)
Payment of deferred purchase price obligations..............     (17,172)               --
Additions to property and equipment.........................      (2,784)             (329)
Other, net..................................................        (515)             (387)
                                                                --------          --------
       Net cash flows used in investing activities..........     (31,960)          (24,966)
                                                                --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering of common stock...      45,709                --
Proceeds from note payable to related party.................          --            27,689
Payment of note payable to related party....................     (28,382)               --
Proceeds from financing arrangements........................       9,250                --
Payment of financing arrangements...........................     (10,484)              (94)
Payment for purchase of treasury stock......................          --            (1,080)
Proceeds from common stock issued...........................          23               914
Other, net..................................................          --              (577)
                                                                --------          --------
       Net cash flows provided by financing activities......      16,116            26,852
                                                                --------          --------
Net increase in cash and cash equivalents...................       4,144             1,782
Cash and cash equivalents, beginning of period..............       1,782                --
                                                                --------          --------
Cash and cash equivalents, end of period....................    $  5,926          $  1,782
                                                                ========          ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations: NovaCare Employee Services, Inc. (the "Company") is a national professional employer organization ("PEO") providing small and medium-sized businesses with comprehensive, fully integrated outsourcing solutions to human resource needs, including payroll management, workers' compensation risk management, health care and other employee benefits administration, unemployment services, rehabilitation temporary staffing and human resource consulting services. The Company provides these services to companies in a variety of industries located primarily in the states of Florida, Arizona, New York, Maryland, Pennsylvania and California.

     PEO services are typically provided under a standard client service agreement which provides for an initial one year term, and is renewed periodically. The agreement is subject to termination without cause by the Company or the client at any time upon 30 days' prior written notice. The service agreement establishes a "co-employment" relationship whereby the Company contractually assumes certain administrative, regulatory and financial employer responsibilities with respect to worksite employees.

     The Company was established by NovaCare, Inc. (the "Parent") in September 1996 as a subsidiary and commenced operations in October 1996, concurrent with the acquisition of Resource One, Inc. ("Resource One"), a PEO based in Florida. In February 1997, the Company acquired three additional PEOs -- Employee Services of America, Inc.("ESA"), Prostaff Human Resources, Inc. ("Prostaff") and The TPI Group, Ltd. ("TPI") and entered into a contract with the Parent to co-employ substantially all of the Parent's workforce (the "NovaCare Contract") (see Note 3). The Company completed three acquisitions during the year ended June 30, 1998, including NovaPro, a rehabilitation temporary staffing business, acquired from the Parent on July 1, 1997 (see Note 3), AmeriCare Employers Group, Inc., a PEO based in Phoenix, Arizona, acquired December 1, 1997 and Staff Leasing Systems, Inc., a PEO based in Bowie, Maryland, acquired on May 1, 1998 (see Note 4).

     The Parent established the Company and entered into the NovaCare Contract primarily because the Company provides a vehicle for the Parent to leverage its core competencies and investments in human resource management, information systems, relationship selling, workers' compensation risk management, outsourcing and management of a dispersed workforce. By leveraging the investments already made in its core competencies, the Parent can increase the return to its shareholders from those investments.

     With the exception of the NovaCare Contract, the Company does not have a concentration of customers in any one industry.

     Principles of Consolidation: The Consolidated Financial Statements include the operations of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Reclassifications: Certain amounts in the fiscal 1997 consolidated financial statements have been reclassified to conform with the fiscal 1998 presentation.

     Revenue Recognition: Revenues and the related costs of wages, salaries, and employment taxes pertaining to worksite employees are recognized in the period in which the employee performs the service. Because the Company is at risk for all of its direct costs, independently of whether payment is received from its clients, all amounts billed to clients for gross salaries and wages, related employment taxes, and health care and workers' compensation coverage are recognized as revenue by the Company. Revenues relating to worksite employees with earned but unpaid wages at the end of each period are recognized as unbilled accounts receivable and the corresponding direct cost as an accrued liability. The Company establishes an

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

allowance for doubtful accounts for accounts receivable based on management judgement and prior experience.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents: The Company considers its holdings of highly liquid debt and money-market instruments to be cash equivalents if the securities mature within 90 days from the date of acquisition. These investments are carried at cost, which approximates fair value.

     Property and Equipment: Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which principally range from three to ten years. Assets under capital leases and leasehold improvements are amortized over the lesser of the lease term or the asset's estimated useful life.

     Excess Cost of Net Assets Acquired: Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred taxes have been recorded to the extent of the difference between the fair value and the tax basis of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of net assets acquired, including the recognition of applicable deferred taxes, consists of non-compete agreements, customer lists, assembled workforce, and goodwill and is amortized on a straight-line basis over the estimated useful lives of the assets, which range from five to 40 years.

     The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which establishes accounting standards for the impairment of long-lived assets, certain identified intangible assets and goodwill related to those assets to be held and used and for long-lived assets and certain intangible assets to be disposed of. In accordance with SFAS 121, the Company reviews the realizability of long-lived assets, certain intangible assets and goodwill whenever events or circumstances occur which indicate recorded cost may not be recoverable. The Company also reviews the overall recoverability of goodwill based primarily on estimated future undiscounted cash flows.

     If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. In estimating future cash flows for determining whether an asset is impaired, and in measuring assets that are impaired, assets are grouped by geographic region.

     Workers' Compensation: The Company is contractually obligated to provide workers' compensation coverage for its employees and co-employees. The Company accomplishes this through a combination of various commercial insurance policies and self insurance programs. The Company records estimated accruals for workers' compensation claims, including estimates for incurred but not reported claims, based upon review of the claims activity and past experience. Management believes any differences which may arise between actual settlement of claims and reserves at June 30, 1998 would not have a material effect on the Company's financial position.

     On July 1, 1997, the Company entered into a three-year contract with a commercial insurance company for workers' compensation coverage. Under this program, the Parent's worksite employees and third party

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

worksite employees are covered under a fixed cost insurance program, which is subject to certain per incident and aggregate deductibles.

     Income Taxes: The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

     Net Income Per Share: The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) during the second quarter of fiscal 1998. This statement revised the calculation of earnings per share from the "primary" and "fully diluted" methods previously employed to the "basic" and "assuming dilution" methods. Under this new statement, earnings per share-basic represents net income divided by the weighted average number of shares outstanding during the period. Earnings per share-assuming dilution represents the basic weighted average shares outstanding adjusted for the effects of dilutive stock options and contingently issuable shares under certain acquisition agreements.

     In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 ("SAB 98"). SAB 98 revised the methods previously employed in SAB 83, requiring the retroactive restatement of earnings-per-share information in accordance with SFAS 128, and eliminating the effect of cheap stock on calculations of net income per share.

     In accordance with these standards, the Company has restated net income per share amounts reported in the Company's Registration Statement to conform with the provisions of SFAS 128 and SAB 98 as set forth below:

                                                                                   FOR THE PERIOD
                                                                                        FROM
                                                         FOR THE YEAR              OCTOBER 1, 1996
                                                             ENDED                 (INCEPTION) TO
                                                         JUNE 30, 1998              JUNE 30, 1997
                                                    -----------------------    -----------------------
                                                    HISTORICAL    PRO FORMA    HISTORICAL    PRO FORMA
                                                    ----------    ---------    ----------    ---------
NET INCOME........................................   $ 5,456       $ 5,456      $   692       $   692
ADJUSTMENT TO NET INCOME:
Deduct -- accretion of mandatorily redeemable
  common stock....................................    (1,185)           --       (1,033)           --
                                                     -------       -------      -------       -------
Net income (loss) attributable to common stock....   $ 4,271       $ 5,456      $  (341)      $   692
                                                     =======       =======      =======       =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
Weighted average shares outstanding -- basic......    24,942        24,942       18,078        18,078
  Stock options...................................       135           135           --            --
  Contingently issuable shares -- assuming
     dilution.....................................        58            58           --            --
                                                     -------       -------      -------       -------
Weighted average shares outstanding -- assuming
  dilution........................................    25,135        25,135       18,078        18,078
                                                     =======       =======      =======       =======
NET INCOME (LOSS) PER SHARE:
  Basic...........................................   $   .17       $   .22      $  (.02)      $   .04
                                                     =======       =======      =======       =======
  Assuming dilution...............................   $   .17       $   .22      $  (.02)      $   .04
                                                     =======       =======      =======       =======

     Historical net income per share is computed by dividing net income, net of the accretion of mandatorily redeemable common stock (see Note 11), by the weighted average number of shares outstanding.

     Pro forma net income per share is computed by dividing net income, without consideration to the accretion of mandatorily redeemable common stock, by the weighted average number of shares outstanding.

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Options to purchase 471 shares of common stock for the year ended June 30, 1998 were not included as common stock equivalents in the computation of net income per share-assuming dilution because the effect would be antidilutive. As part of certain purchase agreements, the former stockholders are eligible to receive additional shares of the Company's common stock contingent upon achieving certain financial and operating criteria over multiple reporting periods. Approximately 1,272 contingently issuable shares were not included in the computation of net income per share-assuming dilution because all specified financial and operating conditions have not been satisfied. There were no transactions occurring subsequent to June 30, 1998 that would have materially changed the number of shares used in computing net income per share-basic or net income per share-assuming dilution.

     Recently Issued Accounting Standards: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which the Company is required to adopt no later than the first quarter of fiscal 1999. SFAS 131 uses a "management approach" to defining and reporting the activities of operating segments. The management approach defines operating segments along the lines used by management to assess performance and make operating and capital decisions. The Company is in the process of evaluating the effect this new standard will have on the Company's annual and interim reporting requirements. Adoption of this accounting standard is for disclosure purposes only and will not have an adverse effect on the Company's financial position or results of operations.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP is effective for the year ending June 30, 2000. Management does not believe the adoption of SOP 98-1 will have a material effect on the Company's financial position or results of operations.

     In June 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-5 "Reporting on the Cost of Start-Up Activities" which the Company is required to adopt no later than June 30, 2000. SOP 98-5 provides the reporting standards for the costs of start-up activities, including organizational costs, which should be expensed as incurred. Management does not believe the adoption of SOP 98-5 will have a material effect on the Company's financial position or results of operations.

2.  INITIAL PUBLIC OFFERING

     On November 14, 1997, the Company completed an initial public offering of 5,000 shares of its common stock (the "Offering"). Subsequent to the Offering, the Company issued an additional 750 shares pursuant to the exercise of an over-allotment provision, for a total issuance of 5,750 shares. The net proceeds from the Offering, (including the exercise of the over-allotment provision), after deducting offering costs of $6,041, amounted to $45,709 and were used by the Company to pay: (i) the Company's outstanding revolving credit loan of $28,382 from the Parent, (ii) $1,000 to an affiliate of the Company who is a former owner of a business acquired by the Company, and (iii) $16,172 to retire deferred purchase obligations. The remaining proceeds have been allocated for general corporate purposes.

3.  RELATED PARTY TRANSACTIONS

     In return for its efforts as the founder, its initial investment of $40 and the use of the Parent's trademark, the Company issued 18,200 shares (as adjusted for the common stock split -- see Note 10) of common stock to the Parent. Given that the transactions were between companies under common control, the issuance of

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

shares was recorded at the cost basis of the Parent. The excess of the consideration given to the Parent over the Parent's cost basis in the assets transferred was recorded as a reduction of additional paid-in capital, the same account credited upon issuance of the shares. Therefore, the transaction had no net effect on shareholders' equity.

     Effective October 1996, the Company entered into a line of credit agreement with the Parent which provided for an unspecified availability. Interest was charged to the Company at the Parent's borrowing rate, which was the EuroDollar rate plus a range of 0.5% to 1.125%. The weighted average borrowing rate for fiscal 1998 and 1997 was 6.8% and 6.6%, respectively. The line of credit agreement terminated upon the completion of the Company's initial public offering, at which time all outstanding amounts were paid to the Parent (see
Note 2). The Parent established an irrevocable letter of credit on behalf of the Company in the amount of $1,141 which expired on December 31, 1997. The letter was established to meet the security requirements of the Company's workers' compensation policy held with a commercial insurance carrier at June 30, 1997.

     In February 1997, the Parent and the Company entered into the NovaCare Contract, whereby substantially all of the Parent's employees became co-employed by the Company under a five-year term with automatic annual renewals. Under the NovaCare Contract, the Company provides traditional PEO services such as payroll and benefits administration, worksite safety evaluation, employment-related risk management and compensation and benefits consultation. The Parent paid the Company a fee for its services equal to the salary and Federal payroll costs plus an average base fee of 9.7% of gross earnings of employees, or approximately 117% of the gross payroll covered by the NovaCare Contract. Effective July 1, 1998, the NovaCare Contract was amended, whereby the Company agreed to provide the existing PEO services and a broader array of services, including recruiting, employee training and orientation, outplacement and human resource consulting. The new contract is principally a fee-for-service contract, replacing the previous payment arrangement, which was priced as a percentage of payroll, as described above.

     The amended NovaCare Contract has a four year term and the Parent may not terminate the NovaCare Contract except in the event of: (i) the breach of any of the Company's agreements, duties, or performance standards under the NovaCare Contract; (ii) the making of false or misleading representations, warranties, or statements of material fact in documents submitted by or on behalf of the Company to the Parent; or (iii) the insolvency, bankruptcy, or receivership of the Company.

     During fiscal 1998 and 1997, the Parent subleased office space to the Company. The sublease was a month-to-month arrangement, terminable on 30 days' notice by either party, under which the Company paid the Parent approximately $9 per month which equals the Parent's cost. The agreement was terminated in October 1997, concurrent with the Company's relocation to the new corporate headquarters.

     The Parent also provides information systems consulting services and general administrative and financial services to the Company on an as-needed basis at the Parent's cost. During fiscal 1998 and 1997, the Company reimbursed the Parent for certain expenses, in the amount of $220 and $160, respectively, based upon estimates of time incurred by the Parent's personnel on behalf of the Company.

     Effective July 1, 1997, the Company issued 1,200 shares of its common stock, valued at $5,400, to acquire the assets and liabilities of NovaPro, formerly a business of the Parent, in a transaction accounted for as a purchase. Given that the transaction was between companies under common control, the transfer of assets and liabilities was recorded at the historical cost basis of the Parent. The excess paid over the historical cost has been treated as a reduction of additional paid-in capital, the same account credited upon issuance of the shares. Therefore the transaction had no effect on shareholders' equity.

     The terms of the aforementioned related party transactions are equivalent to those that would result from transactions among unrelated parties.

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

4.  ACQUISITIONS

     On May 1, 1998, the Company acquired Staff Leasing Systems, Inc. ("SLS"), a PEO headquartered in Bowie, Maryland, for $2,000 in cash, 120 shares of the Company's common stock, the assumption of certain liabilities and future contingent payments.

     On December 1, 1997, the Company acquired all of the outstanding stock of AmeriCare Employers Group, Inc. ("AmeriCare"), a PEO in Phoenix, Arizona, for $9,000 in cash, 723 shares of the Company's common stock, the assumption of certain liabilities and future contingent payments.

     On July 1, 1997, the Company acquired NovaPro, a rehabilitation temporary staffing business, from the Parent (see Note 3).

     During the period ended June 30, 1997, the Company acquired four PEO businesses located in Florida and New York (see Note 1).

     The following unaudited pro forma consolidated results of the Company give effect to each of the acquisitions as if they occurred as of October 1, 1996 (the date of inception):

                                                                    FOR THE PERIOD
                                                                         FROM
                                                   FOR THE YEAR     OCTOBER 1, 1996
                                                       ENDED        (INCEPTION) TO
                                                   JUNE 30, 1998     JUNE 30, 1997
                                                   -------------    ---------------
Net revenues.....................................   $1,365,314         $617,541
Net income (loss)................................        5,588           (1,010)
Net income (loss) per share -- basic.............          .22             (.05)
Net income (loss) per share -- assuming
  dilution.......................................          .22             (.05)

     The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of October 1, 1996, or the results that may occur in the future.

     Information with respect to businesses acquired in purchase transactions was as follows:

                                                             AS OF JUNE 30,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Goodwill.................................................  $68,033    $46,440
Customer lists...........................................    7,552      5,488
Other....................................................    3,820      2,797
                                                           -------    -------
Cost in excess of fair value of net assets acquired......   79,405     54,725
Less: accumulated amortization...........................    3,835      1,034
                                                           -------    -------
                                                           $75,570    $53,691
                                                           =======    =======

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           FOR THE PERIOD ENDED
                                                                 JUNE 30,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
Cash paid (net of cash acquired).........................  $10,959     $24,250
Common stock issued......................................    7,590          --
Deferred purchase price obligations......................    4,600      19,948
Mandatorily redeemable common stock (Note 11)............       --       2,452
Notes issued.............................................       --       1,328
Other consideration......................................    1,387       1,178
                                                           -------     -------
                                                            24,536      49,156
Liabilities assumed......................................    9,297      15,199
                                                           -------     -------
                                                            33,833      64,355
Fair value of assets acquired............................    9,153       9,630
                                                           -------     -------
Cost in excess of fair value of net assets acquired......  $24,680     $54,725
                                                           =======     =======

     The acquisitions were accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to net assets acquired based on their estimated fair values. Net assets acquired consisted primarily of accounts receivable and property and equipment.

     Certain purchase agreements require additional payments if specific financial targets and/or operating conditions are met. Of the aggregate contingent amounts payable under these agreements, 484 shares of common stock, valued at $4,600 have been accrued at June 30, 1998, and $400 cash and 25,000 shares of mandatorily redeemable common stock, valued at $70 have been accrued at June 30, 1997. The remaining contingent payments have not been included in the cost of businesses acquired because the amount of such contingent consideration, if any, is not presently determinable. The Company paid $1,555 in cash and issued 93 shares of common stock in fiscal 1998 and $1,428 in cash and 85 shares of mandatorily redeemable common stock in fiscal 1997 in connection with these agreements.

     Deferred current and long term purchase price obligations of $6,206 and $19,761 at June 30, 1998 and 1997, respectively, represent guaranteed and contingent purchase price payments to former owners. At June 30, 1998, the $6,206 consists of guaranteed payments of $1,606 and $4,600 accrued for contingent payments. Obligations at June 30, 1997, of $19,761 represent $19,291 of guaranteed purchase price payments due to former owners and $470 accrued for contingent payments. Of the $19,291 guaranteed purchase price payments, $17,172 was paid to the former owners upon the completion of the Offering.

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

5.  PROPERTY AND EQUIPMENT

     The components of property and equipment were as follows:

                                                              AS OF JUNE 30,
                                                             ----------------
                                                              1998      1997
                                                             ------    ------
Land and buildings.........................................  $   70    $   70
Property, equipment and furniture..........................   2,580     1,019
Leasehold improvements.....................................     563       162
Computer equipment and capitalized software................   2,201       240
                                                             ------    ------
                                                              5,414     1,491
Less: accumulated depreciation and amortization............     924       165
                                                             ------    ------
                                                             $4,490    $1,326
                                                             ======    ======

     Depreciation expense for fiscal 1998 and the period from October 1, 1996 (inception) to June 30, 1997 was $759 and $165 respectively.

6.  FINANCING ARRANGEMENTS

     Financing arrangements consisted of the following:

                                                              AS OF JUNE 30,
                                                             ----------------
                                                              1998      1997
                                                             ------    ------
$25,000 revolving credit facility, due November 17, 2000...  $   --    $   --
Subordinated promissory notes (6% to 10%), payable through
  2002.....................................................     678     1,322
Capitalized lease obligations, payable through 2001........     278        44
                                                             ------    ------
                                                                956     1,366
Less: current portion......................................     217       298
                                                             ------    ------
                                                             $  739    $1,068
                                                             ======    ======

     In November 1997, the Company entered into a three year revolving credit facility with a syndicate of lenders. The credit facility provides for interest at a variable rate, depending on certain financial ratios, equal to (a) the EuroDollar rate plus a range of 1.375% to 2.50% or (b) the lead lender's prime rate plus a range of 0.125% to 1.25%. The weighted average borrowing rate for fiscal 1998 was 8.77%. In addition, the Company has agreed to pay a commitment fee ranging from 0.30% to 0.50% per annum on the unused portion of the commitment. Loans made under the credit facility are collateralized by a pledge of all of the (i) Company's interest in the common stock of its subsidiaries,
(ii) assets of the Company and its subsidiaries, and (iii) Parent's interest in the common stock of the Company. The revolving credit facility requires the maintenance of minimum capitalization and net worth amounts, capital expenditure thresholds as well as certain financial ratios. At June 30, 1998, the Company was in compliance with these requirements.

     Under the credit facility, the Company has outstanding a letter of credit in the amount of $1,141, which guarantees payment of claims to one of the Company's former workers' compensation insurance carriers. The unused portion of the credit facility at June 30, 1998 was $23,859 after reduction for the letter of credit described above.

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     At June 30, 1998, aggregate annual maturities of financing arrangements were as follows for the next five fiscal years and thereafter:

FISCAL YEAR
-----------
1999........................................................    $217
2000........................................................     347
2001........................................................     326
2002........................................................      66
2003........................................................      --
Thereafter..................................................      --
                                                                ----
                                                                $956
                                                                ====

     Interest paid on debt during fiscal 1998 and the period October 1, 1996 (inception) through June 30, 1997, amounted to $804 and $49, respectively.

7.  ACCRUED WORKERS' COMPENSATION AND HEALTH CLAIMS

     The Company's accruals for claims are summarized as follows:

                                                     AS OF JUNE 30,
                                                    -----------------
                                                     1998       1997
                                                    -------    ------
Accrued health benefit premiums payable and claims
  reserves........................................  $16,638    $3,756
Accrued workers' compensation premiums payable and
  claims reserves.................................    5,776     3,577
                                                    -------    ------
                                                     22,414     7,333
Less: workers' compensation claims and health
  benefits claims expected to be settled in less
  than one year...................................   17,948     5,423
                                                    -------    ------
                                                    $ 4,466    $1,910
                                                    =======    ======

     Under the NovaCare Contract, as described in Note 3, the Company is self-insured for certain health benefits up to $150 per individual per year. The Company expensed amounts for estimated losses occurring from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims rates.

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

8.  INCOME TAXES

     The components of income tax expense were as follows:

                                                                FOR THE
                                                              PERIOD FROM
                                              FOR THE       OCTOBER 1, 1996
                                            YEAR ENDED      (INCEPTION) TO
                                           JUNE 30, 1998     JUNE 30, 1997
                                           -------------    ---------------
Current:
  Federal................................     $4,460            $  937
  State..................................      1,100               470
                                              ------            ------
                                               5,560             1,407
                                              ------            ------
Deferred:
  Federal................................     $ (744)           $  122
  State..................................        (73)               13
                                              ------            ------
                                                (817)              135
                                              ------            ------
                                              $4,743            $1,542
                                              ======            ======

     The components of net deferred tax assets as of June 30, 1998 and 1997 were as follows:

                                                      AS OF JUNE 30,
                                                     ----------------
                                                      1998      1997
                                                     ------    ------
Net operating loss carryforward....................  $2,058    $2,454
Accruals and reserves not currently deductible for
  tax purposes:
  Current..........................................   1,688       296
  Non-current......................................      61        67
                                                     ------    ------
Gross deferred tax assets..........................   3,807     2,817
Valuation reserve..................................  (2,058)   (2,454)
                                                     ------    ------
Total deferred tax assets..........................   1,749       363
Expenses capitalized for financial statement
  purposes.........................................    (195)      (67)
                                                     ------    ------
Net deferred tax asset.............................  $1,554    $  296
                                                     ======    ======

     In fiscal 1997, the Company acquired net operating loss carryforwards of approximately $6,000, of which $5,000 is remaining at June 30, 1998, expiring through 2010. The Internal Revenue Code of 1986, as amended (the "Code"), places certain restrictions on the use of net operating loss carryforwards acquired through purchase transactions. Accordingly, the Company has placed a full valuation allowance against these amounts.

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The reconciliation of the expected tax expense (computed by applying the Federal statutory tax rate to income before income taxes) to actual tax expense was as follows:

                                                                FOR THE
                                                              PERIOD FROM
                                              FOR THE       OCTOBER 1, 1996
                                            YEAR ENDED      (INCEPTION) TO
                                           JUNE 30, 1998     JUNE 30, 1997
                                           -------------    ---------------
Expected Federal income tax expense......     $3,468            $  782
State income taxes, less Federal
  benefit................................        603               470
Non-deductible amortization of excess
  cost of net assets acquired............        914               349
Tax credits..............................       (200)              (10)
Other, net...............................        (42)              (49)
                                              ------            ------
                                              $4,743            $1,542
                                              ======            ======

     Income taxes paid during fiscal 1998 and the period October 1, 1996 (inception) through June 30, 1997 amounted to $3,960 and $178, respectively.

9.  OPERATING LEASES

     The Company rents office space and equipment under non-cancelable operating leases. Total rent expense charged to operations was $1,027 and $394 for fiscal 1998 and the period from October 1, 1996 (inception) to June 30, 1997, respectively.

     Future minimum lease commitments for all non-cancelable leases as of June 30, 1998 are as follows:

                                                             OPERATING
FISCAL YEAR                                                   LEASES
-----------                                                  ---------
1999.......................................................   $1,485
2000.......................................................    1,426
2001.......................................................    1,288
2002.......................................................    1,137
2003.......................................................    1,016
Thereafter.................................................      494
                                                              ------
Total minimum lease payments...............................   $6,846
                                                              ======

10.  SHAREHOLDERS' EQUITY

  Preferred Stock

     On inception, the Board of Directors authorized 1,000 shares of preferred stock with a par value of $.01 per share. No shares are issued and outstanding as of June 30, 1998, nor were there shares issued and outstanding at any time during the period from inception to June 30, 1998.

  Common Stock

     During the period from October 1, 1996 (inception) through June 30, 1997, five employees purchased 430 shares of the Company's common stock. The Chief Executive Officer of the Company purchased 375 shares of the Company's common stock on January 10, 1997 at the fair market value of $1.92 per share. The

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

other shares were purchased on various dates from February 28, 1997 through June 10, 1997 at the fair market value of $2.80 per share.

     On January 2, 1997, the Board of Directors declared a four-for-one stock split of the Company's common stock to shareholders of record on January 2, 1997. All references in the financial statements to per share amounts have been retroactively restated to reflect the change in the number of common shares outstanding as a result of the stock split. Accordingly, $126 was transferred from additional paid-in capital to common stock, representing the par value of additional shares issued.

     On November 14, 1997, the Company completed the Offering of 5,000 shares of its common stock. Subsequent to the Offering an additional 750 shares were issued pursuant to the exercise of an over-allotment provision, for a total issuance of 5,750 shares (see Note 2). Simultaneously with the completion of the Offering, all 813 shares of mandatorily redeemable common stock were converted into common stock (see Note 11).

     During the year ended June 30, 1998, the Company issued 2,148 shares of common stock, in connection with fiscal 1998 and 1997 acquisitions (see Note 4).

  Treasury Stock

     On January 2, 1997, the Company repurchased 563 shares of mandatorily redeemable common stock from a former owner of an acquired business. Upon repurchase, the mandatorily redeemable common stock became a component of permanent equity. Accordingly, the 563 shares and the related par value and additional paid-in capital associated with these shares were reflected in the accompanying consolidated statement of shareholders' equity as treasury stock, stated at cost. On December 1, 1997, 563 shares were reissued from the treasury as part of the acquisition purchase price of AmeriCare (see Note 4). At June 30, 1998, there were no shares held in the treasury.

  Deferred Compensation

     On August 8 and September 5, 1997, the Company granted options to certain executives, in conjunction with compensation agreements, to purchase shares of common stock at an exercise price of $4.50 per share. There was no trading market for the common stock as of each respective date. For financial statement purposes, a fair market value for the common stock was determined by the Board of Directors to be $7.12 on August 8, 1997 and $9.00 on September 5, 1997. Accordingly, the Company has recorded deferred compensation expense based on the difference between the exercise price and the fair market value of the common stock on the date of grant, in the aggregate amount of $124. This amount is recognized as compensation expense over the vesting period of five years, on a straight-line basis. The unamortized portion of deferred compensation is recorded as a reduction to shareholders' equity. At June 30, 1998, the remaining unamortized portion of deferred compensation amounted to $103.

11.  MANDATORILY REDEEMABLE COMMON STOCK

     In connection with the acquisitions described in Note 4, 1,376 shares (as adjusted for the stock split -- see Note 10) of common stock were issued subject to an agreement which provides certain registration rights with respect to the common stock, as well as the right, two years from the date of acquisition, to put the shares to the Company at a price of $16.00 per share. The put option was rendered inoperative due to the Company's completion of the Offering prior to December 31, 1998.

     Of the 1,376 shares, 750 (as adjusted for the stock split), 375 and 155 were issued, as of the date of acquisition, to the selling shareholders of Resource One, ESA and TPI, respectively, at the fair market value

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

of $1.20 per share (as adjusted for the stock split) for Resource One and $2.48 for ESA and TPI. Subsequent to the date of acquisition, contingent and non-contingent payments of 41, 44, and 11 shares were issued with respect to the Resource One, ESA and Prostaff acquisitions, respectively, at the fair market value of $2.80 per share.

     The mandatorily redeemable common stock was recorded at the fair value at the date of issuance. The excess of the put price over the carrying value was accreted by periodic charges to retained earnings or additional paid-in capital, as applicable, over a two year period. As of June 30, 1997, 813 shares of mandatorily redeemable common stock were outstanding. During fiscal 1998 and the period from October 1, 1996 (inception) to June 30, 1997, the Company recorded $1,185 and $1,033, respectively, of accretion to retained earnings and additional paid-in capital. On November 11, 1997, in conjunction with the Offering, all 813 shares were converted into common stock.

12.  BENEFIT PLANS

  Stock Option Plan:

     On February 28, 1997, the Company's Board of Directors adopted and its shareholders approved the Company's 1997 Stock Option Plan (the "Plan") under which 625 shares of common stock were reserved for issuance upon the exercise of stock options. On November 24, 1997, the plan was amended to increase the number of shares reserved for issuance to 1,625, and limit the maximum number of options which may be granted to any person under the plan during any fiscal year to 200 shares. Under the Plan, substantially all options are granted for a term of up to 10 years at prices equal to the fair value at the date of grant. Options granted generally are exercisable over a five to six year period, although vesting can be accelerated if the Company's stock price achieves stated levels.

     The following summarizes the activity of the stock option plan:

                                                                    FOR THE PERIOD
                                                   FOR THE YEAR     OCTOBER 1, 1996
                                                       ENDED        (INCEPTION) TO
                                                   JUNE 30, 1998     JUNE 30, 1997
                                                   -------------    ---------------
Options:
Outstanding at the beginning of the year.........           371             --
  Granted........................................         1,091            375
  Exercised......................................            (8)            --
  Canceled.......................................          (140)            (4)
                                                   ------------          -----
  Outstanding at the end of the year.............         1,314            371
                                                   ============          =====
Option price per share ranges:
  Granted........................................  $2.80 - 9.13          $2.80
  Exercised......................................  $       2.80          $  --
  Outstanding at the end of the year.............  $2.80 - 9.13          $2.80
  Options exercisable at end of year.............            83             --
  Exercisable option price ranges................  $       2.80          $  --
  Options available for grant at end of year
     under the 1997 stock option plan............           303            254

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the plan. The table below sets forth the pro forma information as if the Company had adopted the compensation recognition provisions of SFAS 123:

                                                                    FOR THE PERIOD
                                                   FOR THE YEAR     OCTOBER 1, 1996
                                                       ENDED        (INCEPTION) TO
                                                   JUNE 30, 1998     JUNE 30, 1997
                                                   -------------    ---------------
Increase (decrease) to:
  Net income.....................................   $     (342)       $        13
  Net income per share -- basic and assuming
     dilution....................................   $     (.01)                --
Assumptions:
  Expected life (years)..........................    3.2 - 7.5          4.6 - 6.6
  Risk-free interest rate........................          5.8%        6.1% - 6.5%
  Volatility.....................................         57.7%                 0%
  Dividend yield.................................          N/A                N/A

     The compensation recognition for the period ended June 30, 1997 was calculated assuming a fair market value for the Company's common stock equal to the assumed share value as of the date of the initial public offering. Certain options were grouped together for purposes of valuation based upon vesting periods and the date of grant. The weighted average fair value of the stock options, calculated using the Black-Scholes option pricing model, granted during the fiscal year ended June 30, 1998 and 1997 was $5.63 and $0.82, respectively. The weighted average remaining contractual life of all options granted as of June 30, 1998 is 9.27 years.

  Retirement Plans:

     The Company and the Parent co-sponsor a defined contribution 401(k) plan covering substantially all of the worksite employees of the Parent and certain employees of the Company. The contributions for fiscal 1998 and for the period October 1, 1996 (inception) to June 30, 1997 made on behalf of the Parent and the Company were $4,508 and $1,612, respectively. The Company and the Parent also co-sponsor a non-qualified supplemental benefit plan covering certain key employees. The matching contributions made on behalf of the Parent and the Company were $859 and $166 for fiscal 1998 and the period October 1, 1996 (inception) to June 30, 1997, respectively.

     The Company's subsidiaries maintain defined contribution 401(k) plans covering certain of their employees and third party worksite employees. The Company contributes, on behalf of each participating client, varying amounts based on client elections. The Company's contributions for fiscal 1998 and the period from October 1, 1996 (inception) to June 30, 1997 were $456 and $85, respectively.

13.  COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the financial position or results of operations of the Company.

     The Company's operations are subject to numerous Federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these regulations affect all companies in the United States. However, the regulatory environment for PEOs is an evolving area due to uncertainties resulting from the non-traditional employment relationship created by PEOs. Many Federal and state laws relating to tax and

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

employment matters were enacted prior to the development of PEO companies and do not specifically address the obligations and responsibilities of these co-employer relationships. The Internal Revenue Service ("IRS") has conducted a market segment study of the PEO industry (the "Market Segment Study") focusing on selected PEOs (not including the Company) for the purpose of examining the relationship among PEOs, their clients, worksite employees, and the worksite owners. IRS officials indicate that the Market Segment Study is near completion and suggest that an announcement of the IRS' position with respect to PEOs has been delayed pending the outcome of legislation that has been proposed by the PEO and other staffing industries. If the IRS concludes that PEOs are not "employers" of certain worksite employees for purposes of the Internal Revenue Code, the Company's benefit plans (including cafeteria, health and welfare, and retirement plans) may lose their favorable tax status, and the Company may no longer be able to assume its clients' Federal employment tax withholding. The Company believes that, although unfavorable to the Company, a prospective application by the IRS of an adverse conclusion would not have a material affect on its financial position and results of operations. A retrospective application by the IRS could have a material adverse effect on the Company's business, financial position, results of operations and liquidity. While the Company believes that a retrospective disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues.

     The Parent is considering separating its physical rehabilitation services business into two publicly held companies -- a long-term care, geriatric-oriented business and an outpatient physical rehabilitation business. The precise course and timing of this separation strategy will depend on a variety of capital markets, tax, regulatory and operational issues. The ultimate impact on future operating results and financial position of the NovaCare Contract, in the event the Parent executes some form of a separation strategy, is not presently determinable.

14.  SUBSEQUENT EVENTS

     On August 1, 1998, the Company acquired Pay America, Inc., a PEO headquartered in Salt Lake City, Utah, for $3,000 in cash, 436 shares of the Company's common stock, the assumption of certain liabilities and future contingent payments. The transaction will be accounted for as a purchase.

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                   FOURTH      THIRD       SECOND      FIRST
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                  --------    --------    --------    --------
YEAR ENDED JUNE 30, 1998
Net revenues....................................  $363,882    $338,367    $302,751    $266,757
Gross profit....................................    12,505      11,302       9,412       8,328
Income from operations..........................     3,645       2,840       2,287       2,126
Net income......................................  $  1,921    $  1,479    $  1,119    $    937
Historical net income per share, after accretion
  adjustment -- basic and assuming dilution.....  $    .07    $    .05    $    .03    $     --
Pro forma net income per share, excluding
  accretion adjustment -- basic and assuming
  dilution......................................  $    .07    $    .05    $    .05    $    .04
Weighted average shares outstanding:
  Basic.........................................    27,635      27,544      23,869      21,009
  Assuming dilution.............................    28,018      27,674      24,031      21,009
FOR THE PERIOD FROM OCTOBER 1, 1996 (INCEPTION)
  TO JUNE 30, 1997:
Net revenues....................................  $232,223    $151,076    $ 10,894          --
Gross profit....................................     6,668       4,728         842          --
Income from operations..........................     1,704       1,073         154          --
Net income......................................  $    411    $    220    $     61          --
Historical net income per share, after accretion
  adjustment -- basic and assuming dilution.....  $   (.01)   $   (.01)   $   (.01)         --
Pro forma net income per share, excluding
  accretion adjustment -- basic and assuming
  dilution......................................  $    .02    $    .01          --          --
Weighted average shares outstanding:
  Basic.........................................    18,078      17,904      16,855          --
  Assuming dilution.............................    18,078      17,904      16,855          --

     Quarterly net income per share for the period October 1, 1996 (inception) to June 30, 1997 has been restated in accordance with SFAS 128 and SAB 98. Historical net income per share is computed by dividing net income, net of the accretion of mandatorily redeemable common stock, by the weighted average number of shares outstanding. Pro forma net income per share excludes the accretion of mandatorily redeemable common stock (see Note 1).

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of NovaCare Employee Services, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 63 present fairly, in all material respects, the financial position of NovaCare Employee Services, Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for the year ended June 30, 1998 and the period from October 1, 1996 (date of inception) to June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Philadelphia, PA
July 31, 1998

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders of Resource One, Inc.

     We have audited the accompanying combined balance sheets of Resource One, Inc. as of September 30, 1996 and December 31, 1995 and 1994 and the related combined statements of income, changes in stockholders' equity and cash flows for the nine months and years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Resource One, Inc. as of September 30, 1996 and December 31, 1995 and 1994, and the results of its operations and its cash flows for the nine months and years then ended in conformity with generally accepted accounting principles.

Brewer, Beemer, Kuehnhackl & Koon, P.A.

Orlando, FL
April 4, 1997

                               RESOURCE ONE, INC.

                            COMBINED BALANCE SHEETS
                                  (SEE NOTE 1)

                                                             DECEMBER 31,          SEPTEMBER 30,
                                                       ------------------------    -------------
                                                          1994          1995           1996
                                                       ----------    ----------    -------------
                                             ASSETS
Current assets:
  Cash and cash equivalents..........................  $  281,585    $  362,106     $  194,489
  Receivables, net:
     Trade, net of allowance for doubtful accounts of
       $2,586 in 1994................................      54,375        46,624         86,721
     Accrued leased employee revenue receivable......     353,074       447,552        817,356
     Claims administration fees receivable...........     123,725       121,671        147,406
     Administration fees receivable..................          --            --         32,999
     Insurance commissions receivable................       8,320         7,995         15,673
  Deferred income taxes..............................          --            --          2,347
  Other current assets...............................          --            --         23,350
                                                       ----------    ----------     ----------
          Total current assets.......................     821,079       985,948      1,320,341
Property and equipment, net..........................     166,009       148,423        149,469
Other assets.........................................      18,432       107,090         73,956
                                                       ----------    ----------     ----------
Total assets.........................................  $1,005,520    $1,241,461     $1,543,766
                                                       ==========    ==========     ==========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable...................  $   94,529    $   70,233     $       --
  Accounts payable and accrued expenses..............      53,287        13,524         99,607
  Accrued leased employee costs and expenses
     payable.........................................     404,962       593,570        946,424
  Amounts owed to customer...........................          --        47,534         36,410
  Income taxes payable...............................      38,525        23,023          4,273
                                                       ----------    ----------     ----------
          Total current liabilities..................     591,303       747,884      1,086,714
  Notes payable, net of current portion..............      68,848        30,765          7,577
  Other liabilities..................................          --        69,685             --
                                                       ----------    ----------     ----------
          Total liabilities..........................     660,151       848,334      1,094,291
                                                       ----------    ----------     ----------
Stockholders' equity:
  Common stock, $.01 par value, 1,000,000 shares
     authorized, 100,000 shares issued and
     outstanding.....................................       1,000         1,000          1,000
  Additional paid-in capital.........................     204,280       144,280        144,280
  Retained earnings..................................     140,089       247,847        304,195
                                                       ----------    ----------     ----------
          Total stockholders' equity.................     345,369       393,127        449,475
                                                       ----------    ----------     ----------
Total liabilities and stockholders' equity...........  $1,005,520    $1,241,461     $1,543,766
                                                       ==========    ==========     ==========

            See accompanying notes to combined financial statements.

                               RESOURCE ONE, INC.

                         COMBINED STATEMENTS OF INCOME
                                  (SEE NOTE 1)

                                                                                    NINE MONTHS
                                                             YEAR ENDED                ENDED
                                                            DECEMBER 31,           SEPTEMBER 30,
                                                     --------------------------    -------------
                                                        1994           1995            1996
                                                     -----------    -----------    -------------
Revenues:
  Leased employee revenues.........................  $ 9,975,120    $16,897,280     $22,101,897
  Claims administration fees.......................    1,694,251      1,479,232       1,089,355
  Insurance commissions............................      201,335        190,189         168,195
  Other administration fees........................       58,484        127,394          60,019
  Other revenues...................................       57,550         55,119          45,254
                                                     -----------    -----------     -----------
                                                      11,986,740     18,749,214      23,464,720
                                                     -----------    -----------     -----------
Costs and expenses:
  Leased employee payroll and benefits.............    9,426,636     16,117,676      21,224,300
  Selling, general and administrative expenses.....    2,237,827      2,298,799       2,169,671
                                                     -----------    -----------     -----------
                                                      11,664,463     18,416,475      23,393,971
                                                     -----------    -----------     -----------
Income from operations.............................      322,277        332,739          70,749
                                                     -----------    -----------     -----------
Other income (expense):
  Interest income..................................        3,478          7,470           5,535
  Interest expense.................................       (6,152)       (13,132)         (3,219)
  Miscellaneous income.............................        3,992            400           4,357
                                                     -----------    -----------     -----------
                                                           1,318         (5,262)          6,673
                                                     -----------    -----------     -----------
Income before income taxes.........................      323,595        327,477          77,422
Income tax expense.................................       94,193         63,534          21,074
                                                     -----------    -----------     -----------
Net income.........................................  $   229,402    $   263,943     $    56,348
                                                     ===========    ===========     ===========

            See accompanying notes to combined financial statements.

                               RESOURCE ONE, INC.

             COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1995 AND THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (SEE NOTE 1)

                                                       ADDITIONAL                     TOTAL
                                             COMMON     PAID-IN      RETAINED     STOCKHOLDERS'
                                             STOCK      CAPITAL      EARNINGS        EQUITY
                                             ------    ----------    ---------    -------------
Balance, December 31, 1993.................  $1,000     $206,885     $ 322,168      $530,053
Purchase and retirement of treasury
  stock....................................     --        (2,605)           --        (2,605)
Distributions to shareholders..............     --            --      (411,481)     (411,481)
Net income.................................     --            --       229,402       229,402
                                             ------     --------     ---------      --------
Balance, December 31, 1994.................  1,000       204,280       140,089       345,369
Purchase and retirement of treasury
  stock....................................              (60,000)           --       (60,000)
Distributions to shareholders..............     --            --      (156,185)     (156,185)
Net income.................................     --            --       263,943       263,943
                                             ------     --------     ---------      --------
Balance, December 31, 1995.................  1,000       144,280       247,847       393,127
Net income.................................     --            --        56,348        56,348
                                             ------     --------     ---------      --------
Balance, September 30, 1996................  $1,000     $144,280     $ 304,195      $449,475
                                             ======     ========     =========      ========

            See accompanying notes to combined financial statements.

                               RESOURCE ONE, INC.

                       COMBINED STATEMENTS OF CASH FLOWS
                                  (SEE NOTE 1)

                                                                                   NINE MONTHS
                                                               YEAR ENDED             ENDED
                                                              DECEMBER 31,        SEPTEMBER 30,
                                                          --------------------    -------------
                                                            1994        1995          1996
                                                          --------    --------    -------------
Cash flows from operating activities
  Net income............................................  $229,402    $263,943      $ 56,348
  Adjustments to reconcile net income to net cash (used
     for) provided by operating activities:
     Depreciation.......................................   108,182      90,228        52,262
     Provision for uncollectible accounts...............     2,586          --            --
     Deferred income taxes..............................        --          --        (2,347)
     Changes in assets and liabilities:
       Increase in accounts receivable..................  (115,258)    (84,348)     (476,313)
       Increase in prepaid expenses.....................        --          --       (23,350)
       Increase (decrease) in other assets..............   (10,030)    (88,658)       33,134
       Increase in accounts payable and other
          liabilities...................................    34,424      29,922        16,398
       Increase in accrued leased employee costs and
          expenses payable..............................   144,348     188,608       352,854
       (Increase) decrease in amounts owed to
          customer......................................        --      47,534       (11,124)
       (Increase) decrease in income taxes payable......    38,525     (15,502)      (18,750)
                                                          --------    --------      --------
     Net cash provided by (used for) operating
       activities.......................................   432,179     431,727       (20,888)
                                                          --------    --------      --------

Cash flows from investing activities
  Purchases of property and equipment, net of minor
     retirements........................................   (28,024)    (72,642)      (53,308)
                                                          --------    --------      --------
     Net cash used for investing activities.............   (28,024)    (72,642)      (53,308)
                                                          --------    --------      --------

Cash flows from financing activities
  Distributions to shareholders.........................  (411,481)   (156,185)           --
  Purchase of treasury stock............................    (2,605)    (60,000)           --
  Principal borrowings on notes payable.................   178,681      60,000            --
  Principal repayments on notes payable.................   (33,379)   (122,379)      (93,421)
                                                          --------    --------      --------
     Net cash used for financing activities.............  (268,784)   (278,564)      (93,421)
                                                          --------    --------      --------
  Net (increase) decrease in cash.......................   135,371      80,521      (167,617)
  Cash and cash equivalents at beginning of period......   146,214     281,585       362,106
                                                          --------    --------      --------
  Cash and cash equivalents at end of period............  $281,585    $362,106      $194,489
                                                          ========    ========      ========

            See accompanying notes to combined financial statements.

                               RESOURCE ONE, INC.
                     NOTES TO COMBINED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1995 AND THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1996

NOTE 1 -- NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS ACTIVITY AND BASIS OF PRESENTATION

     Resource One, Inc. (the "Company") is a Florida corporation with two wholly-owned subsidiaries -- Human Resource One, Inc. ("HR One"), a Florida corporation engaged in the business of employee leasing, and Professional Insurance Planners of Florida, Inc. ("PIP"), a Florida corporation which serves as a third party administrator for an insurance trust and other commercial clients which self-insure.

     Effective January 1, 1996, the Company, which had no operations prior to that date, issued 100% of its common shares outstanding in exchange for all of the outstanding common shares of HR One and PIP. Because the companies are controlled by a common group of shareholders, the transaction was accounted for as a combination of interests at historical cost, which is similar to a pooling of interests.

     RX One, Inc. ("RX One") is a Florida corporation engaged in the business of providing prescription drug cards for the employees of clients of HR One and PIP. RX One commenced operations during the first quarter of 1996 and has been included in the combined financial statements because it is affiliated with the Company through common ownership. Consequently, the accompanying financial statements reflect the combined financial position and results of operations for HR One, PIP and RX One for all periods presented.

     Any reference made to the Company in the combined financial statements includes RX One, as well as the Company's wholly-owned subsidiaries.

     The Company's customers are businesses operating in a variety of industries in locations throughout the United States. However, a considerable portion of the Company's revenues and accounts receivable are related to transactions with customers located in the State of Florida.

PRINCIPLES OF COMBINATION

     The accompanying combined financial statements include the accounts of the Company, HR One, PIP and RX One after elimination of all material intercompany balances and transactions.

USE OF ESTIMATES

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and affect revenue and expense for the periods presented. Actual results could differ significantly from those estimates.

CASH AND CASH EQUIVALENTS

     The Company considers its holdings of highly liquid debt and money market instruments to be cash equivalents if the securities mature within 90 days from the date of acquisition or contain an investor put option which can be exercised at par within 90 days of acquisition. These investments are carried at cost, which approximates fair value.

                               RESOURCE ONE, INC.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost and are depreciated using straight line and accelerated methods over their estimated useful lives which range as follows:

                                                              YEARS
                                                              ------
Computer equipment and software.............................  3 - 10
Office furniture and equipment..............................  5 - 10
Leasehold improvements......................................      10

     Expenditures for renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

INCOME TAXES

     The Company uses the liability method of accounting for deferred income taxes. Consequently, income tax expense consists of Federal and state income taxes currently payable or refundable, and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities, net of any related valuation allowance. The effective tax expense rate differs from the combined statutory Federal and state rate primarily due to Federal income tax credits generated during the years ended December 31, 1994 and 1995 and the nine months ended September 30, 1996.

     For the year ended December 31, 1995, HR One elected S corporation status under the Internal Revenue Code. Consequently, in lieu of corporate income tax expense for that year, the shareholder of the corporation was taxed on HR One's taxable income.

                               RESOURCE ONE, INC.

NOTE 2 -- SEPARATE COMPANY FINANCIAL INFORMATION:

     Revenues, net income and other changes in stockholders' equity of the separate companies for the periods presented were as follows:

                                     HR ONE          PIP         RX ONE      COMBINED
                                   -----------    ----------    --------    -----------

For the year ended December 31,
  1994:
Revenues.........................  $ 9,975,120    $2,011,620    $     --    $11,986,740
  Net income.....................       72,076       157,326          --        229,402
  Purchase and retirement of
     treasury stock..............           --         2,605          --          2,605
  Distributions to
     shareholders................           --       411,481          --        411,481

For the year ended December 31,
  1995:
Revenues.........................  $16,897,280    $1,851,934    $     --    $18,749,214
  Net income.....................      144,649       119,294          --        263,943
  Purchase and retirement of
     treasury stock..............       60,000            --          --         60,000
  Distributions to
     shareholders................      156,185            --          --        156,185
For the nine months ended
  September 30, 1996:
Revenues.........................  $22,101,897    $1,361,221    $  1,602    $23,464,720
  Net income (loss)..............       42,528        27,809     (13,989)        56,348
  Purchase and retirement of
     treasury stock..............           --            --          --             --
  Distributions to
     shareholders................           --            --          --             --

NOTE 3 -- PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                     DECEMBER 31,
                                                ----------------------    SEPTEMBER 30,
                                                  1994         1995           1996
                                                ---------    ---------    -------------
Computer equipment and software...............  $ 532,412    $ 467,021      $ 510,549
Office furniture and equipment................    158,605      163,668        162,064
Leasehold improvements........................     10,582       10,582         10,582
                                                ---------    ---------      ---------
                                                  701,599      641,271        683,195
Less accumulated depreciation.................   (535,590)    (492,848)      (533,726)
                                                ---------    ---------      ---------
                                                $ 166,009    $ 148,423      $ 149,469
                                                =========    =========      =========

     Depreciation expense amounted to $108,182, $90,228 and $52,262 for years ended December 31, 1994 and 1995, and the nine months ended September 30, 1996, respectively.

                               RESOURCE ONE, INC.

NOTE 4 -- NOTES PAYABLE:

     Notes payable are summarized as follows:

                                                      DECEMBER 31,
                                                  --------------------    SEPTEMBER 30,
                                                    1994        1995          1996
                                                  --------    --------    -------------
Various installment notes payable monthly
  through December 1997, interest rates ranging
  from 7% to 8.5%, collateralized by stock and
  equipment.....................................  $163,377    $100,998       $7,577
Less amount payable within one year.............    94,529      70,233           --
                                                  --------    --------       ------
Amount payable after one year...................  $ 68,848    $ 30,765       $7,577
                                                  ========    ========       ======

     Interest paid totaled $6,152, $13,332 and $3,219 for years ended December 31, 1994 and 1995 and the nine months ended September 30, 1996, respectively.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

     The Company leases its office space and certain equipment under noncancelable operating lease agreements. Annual remaining minimum rentals required by these leases are as follows:

               YEAR ENDING SEPTEMBER 30,                     AMOUNT
               -------------------------                    --------
1997....................................................    $197,596
1998....................................................     110,163
1999....................................................      56,367
2000....................................................      57,931
2001....................................................       9,655
                                                            --------
                                                            $431,712
                                                            ========

     Rental expense for years ended December 31, 1994 and 1995 and the nine months ended September 30, 1996 approximated $141,000, $155,000 and $155,000, respectively.

CONCENTRATION OF CREDIT RISK

     The Company extends credit, in the normal course of business, to a variety of corporate entities located throughout the United States. Although the Company's trade receivables are typically not collateralized, historically, no significant credit related losses have been incurred.

     As of December 31, 1994, December 31, 1995 and September 30, 1996, the Company had cash balances on deposit with federally insured financial institutions which exceeded federally insured limits by approximately $10,000, $120,000 and $137,000, respectively.

     The Company also has an investment account balance with a local bank in South Miami. As of December 31, 1994 and 1995, and September 30, 1996, the account balance totaled approximately $240,000, $244,000 and $146,000, respectively. Such deposits are not covered by Federal depositor insurance; however, they are secured by U.S. Government securities.

LEGAL MATTERS

     The Company is party to litigation arising in the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of any such matters will have a material effect on the Company's financial position or results of operations.

                               RESOURCE ONE, INC.

NOTE 6 -- INCOME TAXES:

     The components of income tax expense included in the accompanying statements of income consist of the following:

                                                                                     NINE
                                                               YEAR ENDED        MONTHS ENDED
                                                              DECEMBER 31,       SEPTEMBER 30,
                                                           ------------------    -------------
                                                            1994       1995          1996
                                                           -------    -------        ----
Current expense:
  Federal................................................  $80,625    $53,198       $19,148
  State..................................................   13,568     10,336         4,273
Deferred benefit.........................................       --         --        (2,347)
                                                           -------    -------       -------
          Total income tax expense.......................  $94,193    $63,534       $21,074
                                                           =======    =======       =======

     At December 31, 1994 and 1995, there were no deferred tax assets or liabilities. At September 30, 1996, the Company had gross deferred tax assets totaling $2,347 and no deferred tax liabilities. Income taxes paid during the years ended December 31, 1994 and 1995 and the nine months ended September 30, 1996 totaled approximately $92,000, $44,000 and $86,000, respectively.

NOTE 7 -- STOCKHOLDERS' EQUITY:

     On August 31, 1994, PIP entered into an agreement with one of its stockholders to repurchase the 2,500 shares of common stock owned by that individual. The purchase price paid for the shares totaled $178,680. In connection with this transaction, PIP issued a note payable for the purchase price. The note bore interest at 7% with principal and interest payable monthly until maturity on September 1, 1996. This note was paid off on January 31, 1996.

     On January 1, 1995, HR One entered into an agreement with one of its stockholders to repurchase the 50,000 shares of common stock owned by that individual. The purchase price paid for the shares totaled $60,000. In connection with this transaction, HR One issued a note payable for the purchase price. The note bore interest at 8% payable monthly and was due in a single payment on December 31, 1997. This note was paid off during 1996.

NOTE 8 -- SALARY SAVINGS PLAN:

     The Company has adopted a salary savings plan (401K) which covers substantially all employees age twenty-one or over who have completed ninety days of service. Eligible employees may elect to contribute a portion of their earnings to the plan. Matching contributions are made by the Company to the plan on a discretionary basis. No contributions were made by the Company to the plan during the years ended December 31, 1994 or 1995 or during the nine months ended September 30, 1996.

NOTE 9 -- SUBSEQUENT EVENT:

     Effective October 1, 1996, 100% of the Company's outstanding common stock was purchased by NovaCare Employee Services, Inc., a Delaware corporation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     The Registrant has had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning this item, see "Item 1 -- Business -- Executive Officers of the Registrant" and the table and text under the caption "Name of Nominee and Biographical Information" and "Section 16(a) Reporting Requirements" of the Proxy Statement to be filed with respect to the 1998 annual meeting of shareholders to be held on December 8, 1998 (the "Proxy Statement"), which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     For information concerning this item, see the table and text under the captions "Compensation of Executive Officers of the Company", "Compensation of Directors of the Company", "Compensation Committee Interlocks and Insider Participation" and "Employment Agreements" of the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information concerning this item, see the table and text under the captions "Shares of Common Stock Owned Beneficially as of August 31, 1998" and "Information Concerning Certain Stockholders" of the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information concerning this item, see the text under the caption "Certain Transactions" of the Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

                                                                            PAGE
                                                                           NUMBER
                                                                           ------
        (1)  FINANCIAL STATEMENTS:
             NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES (THE
               "COMPANY")
             Consolidated Balance Sheets at June 30, 1998 and 1997.......    31
             Consolidated Statements of Operations for the year ended
               June 30, 1998 and the period October 1, 1996 (inception)
               to June 30, 1997..........................................    32
             Consolidated Statements of Shareholders' Equity for the
               period October 1, 1996 (inception) to June 30, 1998.......    33
             Consolidated Statements of Cash Flows for the year ended
               June 30, 1998 and the period October 1, 1996 (inception)
               to June 30, 1997..........................................    34
             Notes to Consolidated Financial Statements..................    35
             Report of Independent Accountants...........................    51
             RESOURCE ONE, INC. (THE "PREDECESSOR")
             Independent Auditors Report.................................    52
             Combined Balance Sheets as of December 31, 1994 and 1995 and
               September 30, 1996........................................    53
             Combined Statements of Income for the two years in the
               period ended December 31, 1995 and the nine months ended
               September 30, 1996........................................    54
             Combined Statements of Changes in Stockholders' Equity for
               the two years in the period ended December 31, 1995 and
               the nine months ended September 30, 1996..................    55
             Combined Statements of Cash Flows for the two years in the period ended December 31, 1995 and the nine months ended
               September 30 1996.........................................    56
             Notes to Combined Financial Statements......................    57
        (2)  EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION
               S-K):
             The exhibits required to be filed are listed in the index to
               exhibits..................................................    65

     (b) Current Reports on Form 8-K:

        The Company filed no current reports on Form 8-K during the fourth quarter ended June 30, 1998

                               POWER OF ATTORNEY

     The Registrant and each person whose signature appears below hereby appoint
E. Martin Gibson and Loren J. Hulber as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.
                            ------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NOVACARE EMPLOYEE SERVICES, INC.

                                          By:    /s/ THOMAS D. SCHUBERT
                                            ------------------------------------
                                                     THOMAS D. SCHUBERT
                                              (SENIOR VICE PRESIDENT AND CHIEF
                                                          FINANCIAL
                                                  AND ACCOUNTING OFFICER)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                   TITLE                      DATE
                     ---------                                   -----                      ----

               /s/ E. MARTIN GIBSON                  Chairman of the Board and       September 28, 1998
---------------------------------------------------  Director
                (E. MARTIN GIBSON)

                /s/ LOREN J. HULBER                  President, Chief Executive      September 28, 1998
---------------------------------------------------  Officer and Director
                 (LOREN J. HULBER)

              /s/ THOMAS D. SCHUBERT                 Senior Vice President and       September 28, 1998
---------------------------------------------------  Chief Financial and Accounting
               (THOMAS D. SCHUBERT)                  Officer

           /s/ HARVEY V. FINEBERG, M.D.              Director                        September 28, 1998
---------------------------------------------------
            (HARVEY V. FINEBERG, M.D.)

                /s/ JOHN H. FOSTER                   Director                        September 28, 1998
---------------------------------------------------
                 (JOHN H. FOSTER)

               /s/ TIMOTHY E. FOSTER                 Director                        September 28, 1998
---------------------------------------------------
                (TIMOTHY E. FOSTER)

               /s/ STEPHEN E. O'NEIL                 Director                        September 28, 1998
---------------------------------------------------
                (STEPHEN E. O'NEIL)

                               INDEX TO EXHIBITS

EXHIBIT                                                                  PAGE
NUMBER                        EXHIBIT DESCRIPTION                       NUMBER
-------                       -------------------                       ------
2(a)      Stock Purchase Agreement dated September 16, 1996 by and
          among Resource One, Inc., Professional Insurance Planners of
          Florida, Inc., Human Resources One, Inc., Rx One, Inc.,
          William Mayville, Bernard Clinton Byrd, Jr. and Nova
          Resource, Inc. (incorporated by reference to Exhibit 2(a) to the Company's Registration Statement on Form S-1 (No.
          333-35071))                                                    --
2(b)      Amendment dated April 8, 1997 to the stock purchase
          agreement dated as of September 16, 1996 by and among
          Resource One, Inc., Professional Insurance Planners of
          Florida, Inc., Human Resource One, Inc., Rx One, Inc.,
          William E. Mayville, Bernard Clinton Byrd, Jr. and
          NovaSource, Inc (incorporated by reference to Exhibit 2(b)
          to the Company's Registration Statement on Form S-1 (No.
          333-35071))                                                    --
2(c)      Stock Purchase Agreement dated January 24, 1997 by and among
          Employee Services of America, Inc., Employee Services of
          Florida, Inc., Employers Risk Management, Inc., Employee
          Benefits Management, Inc., Employers Diversified Services,
          Inc., and Nova Resource, Inc. (incorporated by reference to
          Exhibit 2(c) to the Company's Registration Statement on Form
          S-1 (No. 333-35071))                                           --
2(d)      Stock Purchase Agreement dated January 31, 1997 by and among the TPI Group, LTD., Deborah M. Skinner, John Skinner III,
          Malvern Tippett, Carolyn Tippett, Terry DeLong, Quansoo-TPI
          L.L.C. and NovaSource, Inc. (incorporated by reference to
          Exhibit 2(d) to the Company's Registration Statement on Form
          S-1 (No. 333-35071))                                           --
2(e)      Stock Purchase Agreement dated December 1, 1997 by and among
          AmeriCare Employers Group, Inc., Paralign Staffing
          Technologies, Inc., Ronald N. Shostack, Kerran L. Shostack,
          Ian Ackerman, Theresa Conroy, Zanza Personnel, Inc. and
          NovaCare Employee Services, Inc. (incorporated by reference to Exhibit 2 to the Company's current report on Form 8-K
          dated February 2, 1998)                                        --
3(a)      Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company's Registration
          Statement on Form S-1 (No. 333-35071))                         --
3(b)      By-laws of the Company, as amended to date (incorporated by reference to Exhibit 3(b) to the Company's Registration
          Statement on Form S-1 (No. 333-35071))                         --
4(a)      1997 Stock Option Plan (incorporated by reference to Exhibit
          4(a) to the Company's Registration Statement on Form S-1
          (No. 333-35071))                                               --
4(b)      Amendment No. 1 to the 1997 Stock Option Plan, dated as of
          November 24, 1997 (incorporated by reference to Exhibit 4(a)
          to the Company's Quarterly Report on Form 10-Q for the
          quarter ended December 31, 1997)                               --
10(a)     Employment Agreement dated as of October 8, 1996 between the
          Company and Bernard C. Byrd, Jr. (incorporated by reference to Exhibit 10(e) to the Company's Registration Statement on
          Form S-1 (No. 333-35071))                                      --
10(b)     Amendment dated as of April 8, 1997 to the Employment
          Agreement dated October 8, 1996 between the Company and
          Bernard C. Byrd, Jr. (incorporated by reference to Exhibit
          10(g) to the Company's Registration Statement on Form S-1
          (No. 333-35071))                                               --
10(c)     Stock Purchase Agreement dated as of February 28, 1997
          between the Company and Bernard C. Byrd, Jr. (incorporated by reference to Exhibit 10(g) to the Company's Registration
          Statement on Form S-1 (No. 333-35071))                         --
10(d)     Employment Agreement dated as of January 10, 1997 between
          the Company and Loren J. Hulber (incorporated by reference to Exhibit 10(a) to the Company's Registration Statement on
          Form S-1 (No. 333-35071))                                      --
10(e)     Stock Purchase Agreement dated as of February 10, 1997
          between the Company and Loren J. Hulber (incorporated by
          reference to Exhibit 10(b) to the Company's Registration
          Statement on Form S-1 (No. 333-35071))                         --
10(f)     Employment Agreement dated as of April 23, 1997 between the
          Company and Andrew Stith (incorporated by reference to
          Exhibit 10(h) to the Company's Registration Statement on
          Form S-1 (No. 333-35071))                                      --
10(g)     Stock Purchase Agreement dated as of April 23, 1997 between the Company and Andrew Stith (incorporated by reference to
          Exhibit 10(i) to the Company's Registration Statement on
          Form S-1 (No. 333-35071))                                      --

EXHIBIT                                                                  PAGE
NUMBER                        EXHIBIT DESCRIPTION                       NUMBER
-------                       -------------------                       ------
10(h)     Employment Agreement dated as of May 7, 1997 between the
          Company and Thomas D. Schubert (incorporated by reference to
          Exhibit 10(c) to the Company's Registration Statement on
          Form S-1 (No. 333-35071))                                      --
10(i)     Stock Purchase Agreement dated as of June 10, 1997 between the Company and Thomas D. Schubert (incorporated by
          reference to Exhibit 10(k) to the Company's Registration
          Statement on Form S-1 (No. 333-35071))                         --
10(j)     Employment Agreement dated as of June 18, 1997 between the
          Company and Christina Harris (incorporated by reference to
          Exhibit 10(i) to the Company's Registration Statement on
          Form S-1 (No. 333-35071))                                      --
10(k)     Employment Agreement dated as of December 10, 1997 between the Company and Kenneth J. Jankowski (incorporated by
          reference to Exhibit 10(a) to the Company's Quarterly Report
          on Form 10-Q for the quarter ended December 31, 1997)          --
10(l)     Agreement dated as of January 25, 1997 between NovaCare,
          Inc. and NovaCare Employee Services, Inc. (incorporated by reference to Exhibit 10(m) to the Company's Registration
          Statement on Form S-1 (No. 333-35071))                         --
10(m)     Agreement dated as of January 25, 1997 between NovaCare,
          Inc. and NovaCare Employee Services, Inc. (incorporated by reference to Exhibit 10(n) to the Company's Registration
          Statement on Form S-1 (No. 333-35071))                         --
10(n)     Amended and Restated Agreement dated as of July 1, 1998
          between NovaCare, Inc. and NovaCare Employee Services, Inc.
10(o)     Trademark Agreement dated as of February 28, 1997 between
          the Company and NovaMark, Inc. (incorporated by reference to
          Exhibit 10(o) to the Company's Registration Statement on
          Form S-1 (No. 333-35071))                                      --
10(p)     (i) $25,000,000 Revolving Credit Facility Credit Agreement
          by and among NovaCare Employee Services, Inc., and certain of its subsidiaries and the banks party thereto and PNC
          Bank, National Association, as agent, dated as of November
          17, 1997 (incorporated by reference to Exhibit 10(a) to the
          Company's Quarterly Report on Form 10-Q for the Quarter
          ended September 30, 1997)                                      --
          (ii) Revolving Credit Agreement First Amendment dated as of
          March 30, 1998 by and among NovaCare Employee Services, Inc.
          and certain of its subsidiaries and PNC Bank, N.A., SunTrust
          Bank of Central Florida, N.A., Bank One of Kentucky, N.A.
          and AMSouth Bank (incorporated by reference to Exhibit 10(a)
          to the Company's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 1998)                                  --
          (iii) Revolving Credit Agreement Second Amendment dated as of July 7, 1998 by and among NovaCare Employee Services,
          Inc. and certain of its subsidiaries and PNC Bank, N.A.,
          SunTrust Bank of Central Florida, N.A., Bank One of
          Kentucky, N.A., and AMSouth Bank.
10(q)     Supplemental Benefits Plan (incorporated by reference to
          Exhibit 10(r) to the Company's Registration Statement on
          Form S-1 (No. 333-35071))                                      --
21        Subsidiaries of the Company
23        Consent of Independent Accountants
24        Power of Attorney (See "Power of Attorney" in Form 10-K)       --
27        Financial Data Schedules

     Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any such exhibits to any shareholder requesting the same.