Form 10-Q
period 1998-09-30
NOVACARE EMPLOYEE SERVICES INC
filed 1998-11-16
CIK 1045536

                           U N I T E D   S T A T E S
      S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                     W A S H I N G T O N,  D C   2 0 5 4 9

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                 Yes /x/ No / /

As of October 31, 1998, NovaCare Employee Services, Inc. had 27,813,718 shares of common stock, $.01 par value, outstanding.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

PART NO.          ITEM NO.          DESCRIPTION                         PAGE NO.

   I                       FINANCIAL INFORMATION

                     1     Financial Statements

                           - Condensed Consolidated Balance
                             Sheets as of September 30, 1998
                             and June 30, 1998                                 1

                           - Condensed Consolidated Statements of
                             Operations for the Three Months Ended
                             September 30, 1998 and 1997                       2

                           - Condensed Consolidated Statements of Cash
                             Flows for the Three Months Ended September
                             30, 1998 and 1997                                 3

                           Notes to Condensed Consolidated
                           Financial Statements                              4-9

                     2     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations   10-15

   II                      OTHER INFORMATION

                     6     Exhibits and Reports on Form 8-K                   16

Signature                                                                     17

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 1998, AND JUNE 30, 1998
                      (In thousands, except per share data)

                                                                                     SEPTEMBER 30,      June 30,
                                                                                        1998             1998
                                                                                  ----------------  ---------------
ASSETS                                                                               (UNAUDITED)      (See Note 1)
Current assets:
   Cash and cash equivalents ..................................................       $   3,029        $   5,926
   Accounts receivable:
       Related party ..........................................................          20,605           45,083
       Unbilled ...............................................................          15,162           13,903
       Third parties, net of allowance for doubtful accounts at September 30,
         1998 and at June 30, 1998 of $369, and $318, respectively ............           8,745            7,660
   Prepaid assets .............................................................           2,295            1,948
   Deferred income taxes ......................................................           1,688            1,688
   Other current assets .......................................................             161              324
                                                                                      ---------        ---------
       Total current assets ...................................................          51,685           76,532
Property and equipment, net ...................................................           4,515            4,490
Excess cost of net assets acquired, net .......................................          81,619           75,570
Other assets, net .............................................................             831              829
                                                                                      ---------        ---------
                                                                                      $ 138,650        $ 157,421
                                                                                      =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of financing arrangements ..................................       $   2,256        $     217
   Accounts payable and accrued expenses ......................................           5,872            3,748
   Accrued salaries, wages and payroll taxes ..................................          34,034           59,759
   Current portion of accrued workers' compensation and health claims .........          15,710           17,948
   Current portion of deferred purchase price obligations .....................             150              750
   Income taxes payable .......................................................           3,668            2,009
                                                                                      ---------        ---------
       Total current liabilities ..............................................          61,690           84,431
   Financing arrangements, net of current portion .............................             674              739
   Accrued workers' compensation and health claims, net of current portion ....           3,574            4,466
   Deferred purchase price obligations, net of current portion ................           5,309            5,456
   Other ......................................................................             484              523
                                                                                      ---------        ---------
       Total liabilities ......................................................          71,731           95,615
Commitments and contingencies .................................................              --               --
Shareholders' equity:
   Preferred stock, $.01 par value; authorized 1,000 shares; no shares
     issued or outstanding ....................................................              --               --
   Common stock, $.01 par value; authorized 60,000 shares; issued 27,838 shares
     at September 30, 1998, and 27,349 shares at June 30, 1998 ................             278              273
   Additional paid-in capital .................................................          60,507           57,365
   Retained earnings ..........................................................           6,298            4,271
                                                                                      ---------        ---------
                                                                                         67,083           61,909
   Less:Common stock in treasury (at cost), 24 shares at September 30, 1998 ...             (67)              --
        Deferred compensation, net ............................................             (97)            (103)
                                                                                      ---------        ---------
        Total shareholders' equity ............................................          66,919           61,806
                                                                                      ---------        ---------
                                                                                      $ 138,650        $ 157,421
                                                                                      =========        =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                FOR THE THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                --------------------------
                                                                                  1998              1997
                                                                                ---------        ---------
Revenues:
   Related party ...........................................................    $ 203,954        $ 181,669
   Third parties ...........................................................      185,208           85,088
                                                                                ---------        ---------
       Total revenues ......................................................      389,162          266,757
Direct costs:
   Related party:
       Salaries, wages and employment taxes of worksite employees ..........      178,555          164,390
       Healthcare and workers' compensation, state unemployment and other ..       17,626           12,507
   Third parties:
       Salaries, wages and employment taxes of worksite employees ..........      167,422           78,110
       Healthcare and workers' compensation, state unemployment and other ..       10,799            3,422
                                                                                ---------        ---------
         Gross profit ......................................................       14,760            8,328
Selling, general and administrative expenses ...............................       10,009            5,592
Provision for uncollectible accounts .......................................           51               38
Amortization of excess cost of net assets acquired .........................          890              572
                                                                                ---------        ---------
       Income from operations ..............................................        3,810            2,126
Investment income ..........................................................           36               58
Interest expense ...........................................................          (93)             (19)
Interest expense -- related party ..........................................           --             (414)
                                                                                ---------        ---------
   Income before income taxes ..............................................        3,753            1,751
Income taxes ...............................................................        1,726              814
                                                                                ---------        ---------
       Net income ..........................................................    $   2,027        $     937
                                                                                =========        =========
Historical information, after accretion adjustment (Note 4):
   Net income applicable to common stockholders ............................    $   2,027        $      82
                                                                                =========        =========
   Net income per share:
       Basic ...............................................................    $     .07        $      --
                                                                                =========        =========
       Assuming dilution ...................................................    $     .07        $      --
                                                                                =========        =========
Pro forma information, excluding accretion adjustment (Note 4):
   Net income ..............................................................    $   2,027        $     937
                                                                                =========        =========
   Net income per share:
       Basic ...............................................................    $     .07        $     .04
                                                                                =========        =========
       Assuming dilution ...................................................    $     .07        $     .04
                                                                                =========        =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  ------------------------
                                                                                    1998            1997
                                                                                  --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................................       $  2,027        $    937
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
   Depreciation and amortization ..........................................          1,271             790
   Provision for uncollectible accounts ...................................             51              38
   Changes in assets and liabilities, net of effects from acquisitions:
       Accounts receivable -- related party ...............................         24,131          (5,138)
       Accounts receivable -- third parties ...............................         (2,183)         (1,669)
       Other current assets ...............................................           (172)           (161)
       Accounts payable and accrued expenses ..............................          1,313            (343)
       Accrued salaries, wages, and payroll taxes .........................        (26,032)           (751)
       Accrued interest -- related party ..................................             --             414
       Accrued workers' compensation and health claims ....................         (3,655)          7,199
       Income taxes payable ...............................................          1,659             789
       Other, net .........................................................            (98)           (105)
                                                                                  --------        --------
          Net cash flows (used in) provided by operating activities .......         (1,688)          2,000
                                                                                  --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for businesses acquired, net of cash acquired ....................         (2,856)             20
Additions to property and equipment .......................................           (273)           (438)
Other, net ................................................................             --            (454)
                                                                                  --------        --------
          Net cash flows used in investing activities .....................         (3,129)           (872)
                                                                                  --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing arrangements ......................................          3,500              --
Payment of financing arrangements .........................................         (1,580)            (76)
Other, net ................................................................             --            (406)
                                                                                  --------        --------
          Net cash flows provided by (used in) financing activities .......          1,920            (482)
                                                                                  --------        --------
Net (decrease) increase in cash and cash equivalents ......................         (2,897)            646
Cash and cash equivalents, beginning of period ............................          5,926           1,782
                                                                                  --------        --------
Cash and cash equivalents, end of period ..................................       $  3,029        $  2,428
                                                                                  ========        ========
Supplemental disclosures of cash flow information:
   Interest paid ..........................................................       $     93        $     15
                                                                                  ========        ========
   Income taxes paid ......................................................       $     87        $     25
                                                                                  ========        ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                      (In thousands, except per share data)
                                   (Unaudited)

1.       BASIS OF PRESENTATION

                  NovaCare Employee Services, Inc. (the "Company") is a national professional employer organization ("PEO") providing small-to medium-sized businesses with comprehensive, fully integrated outsourcing solutions to human resource needs, including payroll management, workers' compensation risk management, health care and other employee benefits management, unemployment services, rehabilitation temporary staffing and human resource consulting services.

                  The condensed consolidated financial statements include the operations of NovaCare Employee Services, Inc., and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

                  The accompanying condensed consolidated financial statements of the Company are unaudited. The balance sheet as of June 30, 1998 is condensed from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended June 30, 1998. Certain information and footnote disclosures normally in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented. Certain amounts in the fiscal 1998 condensed consolidated financial statements have been reclassified to conform with the fiscal 1999 presentation.

                  Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

2.       INITIAL PUBLIC OFFERING

                  On November 14, 1997, the Company completed an initial public offering of 5,000 shares of its common stock (the "Offering"). Subsequent to the Offering, the Company issued an additional 750 shares pursuant to the exercise of an over-allotment provision, for a total issuance of 5,750 shares. The net proceeds from the Offering (including the exercise of the over-allotment provision), after deducting offering costs of $6,041, amounted to $45,709 and were used by the Company to pay: (i) the Company's outstanding revolving credit loan of $28,382 from NovaCare, Inc. (the "Parent"), (ii) $1,000 to an affiliate of the Company who is a former owner of a business acquired by the Company, and (iii) $16,172 to retire deferred purchase obligations. The remaining proceeds were allocated for general corporate purposes. Simultaneously with the completion of the Offering, the Company's mandatorily redeemable common stock was converted into 813 shares of the Company's common stock.

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998
                     (In thousands, except per share data)
                                  (Unaudited)

3.       ACQUISITIONS

                  The Company acquired all of the outstanding stock of Pay America, Inc. ("Pay America"), a PEO headquartered in Salt Lake City, Utah, effective August 1, 1998. The purchase price was comprised of cash, shares of the Company's common stock, the assumption of certain liabilities and future contingent payments. The cash portion of the purchase price was partially funded through borrowings from the Company's revolving credit facility with the remainder generated from operations. The acquisition has been accounted for as a purchase, and accordingly, the aggregate purchase price was allocated to assets and liabilities based on their fair values at the date of acquisition.

                  The following unaudited pro forma consolidated results of the Company give effect to the acquisition as if it occurred as of July 1, 1997:

                                                     FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      1998              1997
                                                   -----------       -----------
Net revenues ...............................       $   392,618       $   272,757
Net income .................................             2,070               977
Net income per share - basic ...............       $       .07       $       .05
Net income per share - assuming dilution ...       $       .07       $       .05

                  The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made as of July 1, 1997, or the results which may occur in the future.

                  Information with respect to the Pay America acquisition is as follows:

Cash paid (net of $744 cash acquired) .........................           $2,256
Common stock issued ...........................................            3,000
Other consideration ...........................................              350
                                                                          ------
                                                                           5,606
Liabilities assumed ...........................................              981
                                                                          ------
                                                                           6,587
Fair value of assets acquired .................................              352
                                                                          ------
Cost in excess of fair value of net assets acquired ...........           $6,235
                                                                          ======

                  The operating results of Pay America have been included in the consolidated results of the Company from the effective date of acquisition.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998
                      (In thousands, except per share data)
                                   (Unaudited)

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

                  In accordance with these standards, the Company has restated the net income per share amounts reported in the Company's Form 10-Q for the three months ended September 30, 1997 to conform with the provisions of SFAS 128 and SAB 98 as set forth below:

                                                    FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                              ---------------------------------------
                                                1998                  1997
                                              --------       ------------------------
                                                            Historical      Pro forma
                                              --------       --------        --------
NET INCOME ............................       $  2,027       $    937        $    937

ADJUSTMENT TO NET INCOME:
  Deduct - accretion of mandatorily
    redeemable common stock ...........             --           (855)             --
                                              --------       --------        --------
  Net income attributable to common
    stock .............................       $  2,027       $     82        $    937
                                              ========       ========        ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Weighted average shares outstanding -
    basic .............................         27,967         21,009          21,009
    Stock options .....................            109             --              --
    Contingently issuable shares ......            859             --              --
                                              --------       --------        --------
  Weighted average shares outstanding -
    assuming dilution .................         28,935         21,009          21,009
                                              ========       ========        ========
NET INCOME PER SHARE :
  Basic ...............................       $    .07       $     --        $    .04
                                              ========       ========        ========
  Assuming dilution ...................       $    .07       $     --        $    .04
                                              ========       ========        ========

                  Historical net income per share for the three months ended September 30, 1997 is computed by dividing net income, net of the accretion of mandatorily redeemable common stock, by the weighted average number of shares outstanding.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998
                      (In thousands, except per share data)
                                   (Unaudited)

4.       NET INCOME PER SHARE (CONTINUED)

                  Pro forma net income per share for the three months ended September 30, 1997 is computed by dividing net income, without consideration to the accretion of mandatorily redeemable common stock, by the weighted average number of shares outstanding.

                  Options to purchase 928 shares of common stock for the three months ended September 30, 1998, were not included as common stock equivalents in the computation of net income per share-assuming dilution because the effect would be antidilutive. As part of certain purchase agreements, the former stockholders are eligible to receive additional shares of the Company's common stock contingent upon achieving certain financial and operating criteria over multiple reporting periods. Approximately 2,067 contingently issuable shares were not included in the computation of net income per share-assuming dilution because the specified financial and operating conditions have not been satisfied. There were no transactions occurring subsequent to September 30, 1998 that would have materially changed the number of shares used in computing net income per share-basic or net income per share-assuming dilution.

5.       FINANCING ARRANGEMENTS

                  Financing arrangements consisted of the following:

                                                            SEPTEMBER 30,   June 30,
                                                                1998         1998
                                                                ----         ----
$25,000 revolving credit facility, due November 17, 2000 ..    $2,000       $   --
Subordinated promissory notes (6% to 10%), through 2002 ...       681          678
Capitalized lease obligations, payable through 2001 .......       249          278
                                                               ------       ------
                                                                2,930          956
Less: current portion ..................................        2,256          217
                                                               ------       ------
                                                               $  674       $  739
                                                               ======       ======

                  In November 1997, the Company entered into a three year revolving credit facility with a syndicate of lenders. The credit facility provides for interest at a variable rate, depending on certain financial ratios, equal to (a) the EuroDollar rate plus a range of 1.375% to 2.50% or (b) the lead lender's prime rate plus a range of 0.125% to 1.25%. In addition, the Company has agreed to pay a commitment fee ranging from 0.30% to 0.50% per annum on the unused portion of the commitment. Loans made under the credit facility are collateralized by a pledge of all of the (i) Company's interest in the common stock of its subsidiaries, (ii) assets of the Company and its subsidiaries, and (iii) Parent's interest in the common stock of the Company. The revolving credit facility requires the maintenance of minimum capitalization and net worth amounts, capital expenditure thresholds as well as certain financial ratios. At September 30, 1998, the Company was in compliance with these requirements.

                  Under the credit facility, the Company has an outstanding letter of credit in the amount of $1,141, which is used as collateral for the payment of claims to one of the Company's former workers' compensation insurance carriers. The unused portion of the credit facility at September 30, 1998 was $21,859.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998
                      (In thousands, except per share data)
                                   (Unaudited)

6.       ACCRUED WORKERS' COMPENSATION AND HEALTH CLAIMS

                  The Company's accruals for claims are summarized as follows:

                                                                      SEPTEMBER 30,    June 30,
                                                                          1998          1998
                                                                          ----          ----
Accrued health benefit premiums payable and claims reserves .........    $13,327       $16,638
Accrued workers' compensation premiums payable and claims reserves ..      5,957         5,776
                                                                         -------       -------
                                                                          19,284        22,414
Less: workers' compensation and health claims expected to be
   settled in less than one year .................................        15,710        17,948
                                                                         -------       -------
                                                                         $ 3,574       $ 4,466
                                                                         =======       =======

7.       MANDATORILY REDEEMABLE COMMON STOCK

                  Mandatorily redeemable common stock was issued in fiscal 1997 in connection with certain acquisitions which provided certain registration and valuation rights. The mandatorily redeemable common stock was recorded at the fair value at the date of issuance. The excess of the put price over the carrying value was accreted by periodic charges to retained earnings or additional paid-in capital, as applicable, over a two year period. During the three months ended September 30, 1997, the Company recorded $855 of accretion to retained earnings. On November 11, 1997, all 813 shares of mandatorily redeemable stock were converted into common stock.

8.       COMMITMENTS AND CONTINGENCIES

                  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the financial position or results of operations of the Company.

                  The Company's operations are subject to numerous Federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these regulations affect all companies in the United States. However, the regulatory environment for PEOs is an evolving area due to uncertainties resulting from the non-traditional employment relationship created by PEOs. Many Federal and state laws relating to tax and employment matters were enacted prior to the development of PEO companies and do not specifically address the obligations and responsibilities of these co-employer relationships. The Internal Revenue Service (the "IRS") has conducted a market segment study of the PEO industry (the "Market Segment Study") focusing on selected PEOs (not including the Company) for the purpose of examining the relationship among PEOs, their clients, worksite employees, and the worksite owners. IRS officials indicate that the Market Segment Study is near completion and suggest that an announcement of the IRS' position with respect to PEOs has been delayed pending the outcome of legislation that has been proposed by the PEO and other staffing industries. If the IRS concludes that PEOs are not "employers" of certain worksite employees for purposes of the Internal Revenue Code, the Company's benefit plans (including cafeteria, health and welfare, and retirement plans) may lose their favorable tax status, and the Company may no longer be able to assume its clients' Federal employment tax withholding obligations. The Company believes that, although unfavorable to the Company, a prospective application by the IRS of an adverse conclusion would not have a material affect on its financial position and results of operations. A retrospective application by the IRS could have a material adverse effect on the Company's business, financial position, results of operations and liquidity. While the Company believes that a retrospective disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                               SEPTEMBER 30, 1998
                      (In thousands, except per share data)
                                   (Unaudited)

8.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  In February 1997, the Company entered into a contract with the Parent to co-employ substantially all of the Parent's workforce (the "NovaCare Contract"). Under the NovaCare Contract, the Company provides traditional PEO services such as payroll and benefits management, worksite safety evaluation, employment-related risk management and compensation and benefits consultation. Effective July 1, 1998, the Company and the Parent amended the NovaCare Contract to provide the existing PEO services and a broader array of services, including recruiting, employee training and orientation, outplacement and human resource consulting. The amended contract is for four years and is principally a fee-for-service contract, with certain of the fees negotiated annually. This replaced the previous contract which was priced as a percentage of payroll. The Parent may not terminate the NovaCare Contract except in the event of (i) the breach of any of the Company's agreements, duties, or performance standards under the NovaCare Contract; (ii) the making of false or misleading representations, warranties, or statements of material fact in documents submitted by or on behalf of the Company to the Parent; or
         (iii) the insolvency, bankruptcy, or receivership of the Company.

                  The Parent continues to evaluate its strategic alternatives for obtaining additional capital to fund its growth. Such alternatives could include placing additional debt through a high-yield offering or private placement, the offering of equity securities in a private placement, the separation of the Parent's activities into two independent companies, one of which would operate its outpatient services operating segment and the other of which would operate its long-term care and employee services operating segments, and the subsequent offering for sale of equity securities, or the sale of one or more of the Parent's businesses. The feasibility and timing of these alternatives will depend on a variety of capital markets, tax, regulatory and operational issues. The ultimate impact of the NovaCare Contract on the future operating results and financial position of the Company, in the event the Parent executes some form of a separation strategy or the sale of one or more of its businesses, is not presently determinable.

9.       SUBSEQUENT EVENTS

                  Effective October 1, 1998, the Company acquired the outstanding stock of Payday Professional Employer, Inc., a PEO headquartered in Albuquerque, New Mexico. The purchase price was comprised of cash, shares of the Company's common stock, the assumption of certain liabilities and future guaranteed and contingent payments. The transaction will be accounted for as a purchase.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

         NovaCare Employee Services, Inc. (the "Company") is the second largest (measured by number of worksite employees) professional employer organization ("PEO") in the United States. The Company provides small-to medium-sized businesses with comprehensive, fully integrated outsourcing solutions to human resource needs, including payroll management, workers' compensation risk management, health care and other employee benefits management, unemployment services, rehabilitation temporary staffing and human resource consulting services. The Company was established by NovaCare, Inc. (the "Parent"), in September 1996, as a subsidiary and commenced operations on October 1, 1996, concurrent with the acquisition of one PEO business. In February 1997, the Company acquired three additional PEO businesses and entered into a contract with the Parent to provide traditional PEO services to principally all of the Parent's worksite employees (the "NovaCare Contract"). During fiscal 1998, the Company completed three additional acquisitions - NovaPro, a rehabilitation temporary staffing business acquired from the Parent on July 1, 1997; AmeriCare Employers Group, Inc. ("AmeriCare"), a PEO based in Arizona, acquired on December 1, 1997; and Staff Leasing Systems, Inc. ("SLS"), a PEO based in Maryland, acquired on May 1, 1998. In addition, in November 1997 and June 1998, the Company expanded via start-up operations into two new markets, Atlanta and Philadelphia, respectively. Effective July 1, 1998, the Company amended the NovaCare Contract to provide the existing traditional PEO services and a broader array of services, including recruiting, employee training and orientation, outplacement and human resource consulting to the Parent. The Company acquired Pay America, Inc., ( "Pay America") a PEO based in Utah, effective August 1, 1998. At September 30, 1998, the Company served 3,383 client organizations with 55,912 employees at over 5,000 worksites in 46 states, principally in nine different industries.

CONTRACTUAL ARRANGEMENT WITH PARENT

         The Parent and the Company entered into the NovaCare Contract in February 1997, whereby principally all of the Parent's employees are co-employed by the Company. Under the NovaCare Contract, the Company provides traditional PEO services such as payroll and benefits management, worksite safety evaluation, employment-related risk management and compensation and benefits consultation. In January 1998, the Parent initiated a restructuring plan to favorably position one of its operating divisions for recent changes in the Medicare reimbursement system as mandated by the Balanced Budget Act of 1997. The intent of the plan is to substantially reduce the cost of its workforce by transitioning to a critical operating model which relies on lower cost quality services. In support of this transition and to address the increased demand from the Parent for additional human resource services, the Company and the Parent amended the NovaCare Contract. The amended contract is a four year agreement which became effective July 1, 1998. It provides the existing PEO services and a broader array of services, including recruiting, employee training and orientation, outplacement and human resource consulting. The amended contract is principally a fee-for-service contract, with certain of the fees negotiated annually. The Parent may not terminate the NovaCare Contract except in the event of (i) the breach of any of the Company's agreements, duties, or performance standards under the NovaCare Contract; (ii) the making of false or misleading representations, warranties, or statements of material fact in documents submitted by or on behalf of the Company to the Parent; or (iii) the insolvency, bankruptcy, or receivership of the Company.

        The Parent continues to evaluate its strategic alternatives for obtaining additional capital to fund its growth. Such alternatives could include placing additional debt through a high-yield offering or private placement, the offering of equity securities in a private placement, the separation of the Parent's activities into two independent companies, one of which would operate its outpatient services operating segment and the other of which would operate its long-term care and employee services operating segments, and the subsequent offering for sale of equity securities, or the sale of one or more of the Parent's businesses. The feasibility and timing of these alternatives will depend on a variety of capital markets, tax, regulatory and operational issues. The ultimate impact of the NovaCare Contract on the future operating results and financial position of the Company, in the event the Parent executes some form of a separation strategy or the sale of one or more of its businesses, is not presently determinable.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

The following table sets forth certain income statement and statistical data for the three months ended September 30, 1998 and 1997.

                                                             FOR THE THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                            ----------------------------------------------------------
(TABLE IN THOUSANDS, EXCEPT PERCENTAGES)                 1998                          1997
                                            ----------------------------   ---------------------------
OPERATING RESULTS:                               $               %              $              %
                                            -------------    -----------   -------------    ----------
   Revenues..............................   $   389,162        100.0%      $   266,757         100.0%
   Direct costs:
   Salaries, wages and employment
     taxes of  worksite employees........       345,977         88.9           242,500           90.9
   Health care, workers' compensation,
     state unemployment taxes and other..        28,425          7.3            15,929             6.0
                                            -------------    -----------   -------------    ----------
     Gross profit........................        14,760          3.8             8,328             3.1
   Selling, general and administrative
     expenses............................        10,060          2.6             5,630             2.1
   Amortization of excess cost of net
     assets acquired.....................           890          0.2               572             0.2
                                            -------------    -----------   -------------    ----------
     Income from operations..............         3,810          1.0             2,126             0.8
   Interest expense, net.................          (57)            --             (375)           (0.1)
                                            -------------    -----------   -------------    ----------
     Income before income taxes..........         3,753          1.0             1,751             0.7
   Income tax expense....................         1,726          0.5               814             0.3
                                            -------------    -----------   -------------    ----------
     Net income..........................   $     2,027          0.5%      $       937             0.4%
                                            =============    ===========   =============    ==========

                                                        FOR THE THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                        --------------------------
                                                            1998          1997
                                                            ----          ----
STATISTICAL DATA:
   EBITDA (in thousands) (1) .....................        $ 5,081        $ 2,916
   Number of clients at period end ...............          3,383          1,763
   Worksite employees at period end:
     Third parties ...............................         36,911         20,381
     Related party ...............................         19,001         16,285
                                                          -------        -------
     Total .......................................         55,912         36,666
                                                          =======        =======
   Weighted average worksite
     employees paid during the period:
     Third parties ...............................         36,273         19,163
     Related party ...............................         18,875         16,039
                                                          -------        -------
     Weighted average ............................         55,148         35,202
                                                          =======        =======
   Quarterly gross profit per weighted
     average worksite employee (in whole $'s):
     Third parties ...............................        $   193        $   186
     Related party ...............................            412            298
     Weighted average ............................            268            237

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

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

         Revenues totaled $389.2 million for the three months ended September 30, 1998, compared to $266.8 million for the three months ended September 30, 1997, representing an increase of $122.4 million or 46%. The increase is attributable to an increased number of clients and worksite employees. From September 30, 1997 to September 30, 1998, the number of clients increased 92% from 1,763 to 3,383 while the number of weighted average worksite employees increased 57% from 35,202 to 55,148. The increases are attributable to: (i) acquisitions of AmeriCare, SLS and Pay America completed in December 1997, May 1998 and August 1998, respectively; (ii) internal growth in existing markets;
(iii) a greater number of employees served under the amended NovaCare Contract; and (iv) start-up of new markets.

         Gross profit was $14.8 million for the three months ended September 30, 1998, compared to $8.3 million for the three months ended September 30, 1997, representing an increase of $6.5 million or 77%. The increase in gross profit is attributable to (i) additional higher margin services provided to the Parent under the amended NovaCare Contract; (ii) acquisitions of AmeriCare, SLS and Pay America; (iii) internal growth in clients and worksite employees in the Company's existing markets; and (iv) growth from the start-up of new markets. Gross profit as a percentage of revenues increased to 3.8% for the three months ended September 30, 1998, compared to 3.1% for the same period in the prior year. The improvement is attributable to: (i) additional higher margin services provided under the amended NovaCare Contract; (ii) third party operations, which have higher gross profit margins, comprising a larger portion of the total gross profit for the three months ended September 30, 1998 compared to the same period in the prior year; and (iii) the provision of additional temporary staffing services. The first quarter gross profit per third party weighted average worksite employee increased to $193 for the three months ended September 30, 1998 from $186 for the comparable period in the prior year. The increase is attributable to improved same market gross profit per worksite employee and the impact of the acquisitions described above. The first quarter gross profit per related party weighted average worksite employee increased to $412 from $298 for the comparable period in the prior year due to: (i) the higher margin services provided under the amended NovaCare Contract; and (ii) additional temporary staffing services.

         Selling, general and administrative expenses increased to $10.1 million for the three months ended September 30, 1998 from $5.6 million for the three months ended September 30, 1997, representing an increase of $4.5 million or 79%. The increase results from increased staffing and other expenses associated with: (i) the timing of acquisitions; (ii) new services provided under the amended NovaCare Contract; (iii) opening new markets; and (iv) executing the Company's internal growth strategy. Selling, general and administrative expenses were 2.6% of revenues for the three months ended September 30, 1998, compared to 2.1% for the same period in the prior year. The increase in selling, general and administrative expenses as a percentage of revenue is due primarily to: (i) the additional services provided under the amended NovaCare Contract; and (ii) third party operations, which have higher selling, general and administrative expenses as a percentage of revenue, comprising a larger portion of the current period's expenses.

         Amortization of excess cost of net assets acquired increased to $890,000 for the three months ended September 30, 1998 from $572,000 for the comparable period in the prior year. The increase is attributable to the acquisitions of AmeriCare, SLS and Pay America.

         Interest expense, net of investment income, decreased to $57,000 for the three months ended September 30, 1998 from $375,000 for the comparable period in the prior year. The decrease is due primarily to the repayment, in the second quarter of fiscal 1998, of outstanding indebtedness to the Parent with a portion of the net proceeds available from an initial public offering completed November 14, 1997 (the "Offering").

         Income tax expense as a percentage of pretax income decreased to 46.0% from 46.5%. The principal reason for the reduction in the tax rate was the relative impact of non-deductible amortization of excess costs of net assets acquired on pre-tax income for the three months ended September 30, 1998 compared with the prior year.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $3.0 million of cash and cash equivalents at September 30, 1998. As of the same date, the Company had a working capital deficit of $10.0 million compared to a working capital deficit of $7.9 million at June 30, 1998. The increase results from the Company borrowing $2.0 million from the revolving credit facility to finance the August 1998 acquisition of Pay America.

         Cash flows from operating activities for the three months ended September 30, 1998 decreased $3.7 million from the three months ended September 30, 1997. The decrease results principally from a $10.6 million decrease in workers' compensation and health claim liabilities. This decrease is offset by:
(i) a net $3.5 million increase in cash flows from accrued salaries, wages, payroll taxes and accounts receivable; (ii) a net increase of $2.1 million for accounts payable, accrued expenses, income taxes payable and accrued interest-related party; (iii) a $1.1 million increase in net income; and (iv) a $494,000 increase in non-cash charges consisting of amortization, depreciation and provision for uncollectible accounts. Accounts receivable, accrued salaries, wages, payroll taxes, and health benefit premiums payable are subject to fluctuations depending on the correlation between the financial reporting cycle versus the payroll cycle.

         Cash expended for investing activities increased $2.2 million from the three months ended September 30, 1997 compared to the three months ended September 30, 1998. The increase is due primarily to the $2.9 million payment for the August 1998 acquisition of Pay America offset by a decrease of $619,000 in capital expenditures and other investing expenditures.

         Cash from financing activities for the three months ended September 30, 1998 increased $2.4 million from the three months ended September 30, 1997. The increase is primarily attributable to net borrowings of $2.0 million from the Company's revolving credit facility to finance a portion of the August 1998 acquisition of Pay America.

         In November 1997, the Company entered into a $25.0 million three-year revolving credit facility with a syndicate of lenders. The credit facility provides for interest at a variable rate, depending on certain financial ratios, equal to (a) the EuroDollar rate plus a range of 1.375% to 2.50% or (b) the lead lender's prime rate plus a range of 0.125% to 1.25%. In addition, the Company has agreed to pay a commitment fee ranging from 0.30% to 0.50% per annum on the unused portion of the commitment. Loans made under the Credit Facility are collateralized by a pledge of all of the (i) Company's interest in the common stock of its subsidiaries, (ii) assets of the Company and its subsidiaries, and
(iii) Parent's interest in the common stock of the Company. At September 30, 1998, $21.9 million was available after reductions for letters of credit totalling $1.1 million and borrowings of $2.0 million.

         The Company's primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its worksite and internal core employees, accounts payable and the payment of accrued workers' compensation expense and health benefit plan premiums. The Company anticipates additional short-term requirements for the remainder of fiscal 1999 related to cash payments for acquisitions, capital expenditures to support the Company's internal growth strategy and expansion into new markets. The Company believes the cash flows generated by the Company's operations, together with its existing cash and availability of credit under the credit facility, will be sufficient to meet the Company's short and long-term cash needs.

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

         Generally, the scope of the Company's exposure to the Year 2000 issue is limited to its core business systems (payroll, human resources and financial reporting systems) and the computer systems used by third party service providers and suppliers. The Company has completed its initial assessment and believes that all internal Year 2000 issues will be addressed timely to ensure that the core business systems are in the appropriate state of readiness.

         In January 1998, the Company launched a Year 2000-review program, which included a dedicated Year 2000 project team, review process and internal and external communication activities. At September 30, 1998 all of the core business systems have been identified, evaluated and risk assessed for Year 2000 readiness. The Company's primary area of risk and exposure lies with the businesses acquired subsequent to June 30, 1998 that have not yet completed a Year 2000 readiness assessment. The Company plans to complete its assessment of the two newly acquired business' in the second quarter of fiscal 1999. All significant external suppliers, comprised primarily of financial institutions, third party insurers and service providers and information technology suppliers, have been contacted to determine the extent to which the Company is vulnerable to any external Year 2000 issues. While the Company is not currently aware of any significant Year 2000 issues related to its business with service providers and suppliers, there can be no guarantee that the Company will not be adversely affected by the failure of its primary vendors to remediate their own Year 2000 issues.

         The Company expects to complete Year 2000 testing and remediation by June 30, 1999. Remediation activities consist of developing new programs to enhance or provide additional functionality to the Company's core business systems. Given the Company's current state of readiness and limited exposure, the cost of remediation activities should approximate $150,000. As of September 30, 1998 the Company's incurred costs related to Year 2000 readiness have been limited to salary and benefits costs of internal information systems personnel, and are included as an expense in the fiscal 1998 and 1999 operating results. If the Company is unsuccessful in completing remediation of non-compliant systems or third party vendors are not capable of rectifying Year 2000 issues, the Company could be subjected to the following risks: (i) disruption of payroll, benefits and compensation administration; (ii) information from internal management control and reporting systems may lack integrity; (iii) the quality of service to clients could decline, resulting in higher attrition and loss of business; and (iv) eligibility information from third party insurers could be compromised resulting in denial of benefits to health plan participants.

         In the event the Company would be subject to the above risks, an appropriate contingency plan would be implemented. At September 30, 1998, the Company continued to refine the contingency plan, which includes: (i) a dedicated internal group of information systems professionals that is primarily focused on system or process disruption; (ii) the creation of a partnership with external service providers and suppliers to respond to a disruption; (iii) labor intensive efforts in place of core business system processing; and (iv) on a selective basis engaging external consultants. The contingency plan is expected to be completed in the second quarter of fiscal 1999.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

CAUTIONARY STATEMENT

         Except for historical information, matters discussed above including, but not limited to, statements concerning future growth and Year 2000 readiness, are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include (i) management retention and development; (ii) management's success in integrating acquired businesses, in developing and introducing new products and lines of business and in entering new markets; (iii) the ability of the Company, its customers and its suppliers to complete assessment, testing and remediation of Year 2000 issues;
(iv) adverse Internal Revenue Service rulings and state regulations with respect to the employer status of employee services businesses; (v) the Company's ability to implement its employee services business model; and (vi) any adverse impact on the operating results of the NovaCare Contract in the event the Parent executes some form of a separation strategy, or the sale of one or more of its businesses.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS OF FORM 8-K

(A)      Exhibit
         Number            Exhibit Description                       Page Number

         10 Amendment dated as of July 1, 1998 to the Employment Agreement dated January 10, 1997 between the Company and Loren J. Hulber.

         27       Financial Data Schedule

(B)      Reports on Form 8-K

         The Company filed no reports on Form 8-K for the quarter ended September 30, 1998

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

                        NOVACARE EMPLOYEE SERVICES, INC.
                                  (REGISTRANT)

NOVEMBER 16, 1998                          BY /S/ THOMAS D. SCHUBERT
                                           THOMAS D. SCHUBERT
                                           SENIOR VICE PRESIDENT,
                                           CHIEF FINANCIAL OFFICER AND PRINCIPAL
                                           ACCOUNTING OFFICER