Form 10-Q
period 1998-12-31
NOVACARE EMPLOYEE SERVICES INC
filed 1999-02-11
CIK 1045536

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998


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

                                   Yes  X       No
                                      -----       -----

As of January 31, 1999, NovaCare Employee Services, Inc. had 27,977,182 shares of common stock, $.01 par value, outstanding.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                   FORM 10-Q - QUARTER ENDED DECEMBER 31, 1998


                                      INDEX


PART NO.          ITEM NO.                      DESCRIPTION                                           PAGE NO.
--------          --------                      -----------                                           --------
   I                                FINANCIAL INFORMATION

                           1        Financial Statements

                                    -        Condensed Consolidated Balance
                                             Sheets as of December 31, 1998 and
                                             June 30, 1998                                                1

                                    -        Condensed Consolidated Statements
                                             of Operations for the Three Months
                                             Ended December 31, 1998 and 1997                             2

                                    -        Condensed Consolidated Statements
                                             of Operations for the Six Months
                                             Ended December 31, 1998 and 1997                             3

                                    -        Condensed Consolidated Statements
                                             of Cash Flows for the Six Months
                                             Ended December 31, 1998 and 1997                             4

                                    Notes to Condensed Consolidated Financial
                                    Statements                                                           5-10

                           2        Management's Discussion and Analysis of
                                    Financial Condition and Results of
                                    Operations                                                          11-18

  II                                OTHER INFORMATION

                           4        Submission of Matters to a Vote of Security
                                    Holders                                                              19

                           6        Exhibits and Reports on Form 8-K                                     20

Signature                                                                                                21

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                                    DECEMBER 31,       June 30,
                                                                                       1998              1998
                                                                                    ------------     ------------
ASSETS                                                                              (UNAUDITED)      (See Note 1)
Current assets:
   Cash and cash equivalents....................................................     $  3,942          $  5,926
   Accounts receivable:
      Related Party.............................................................       14,102            45,083
      Unbilled..................................................................        6,098            13,903
      Third parties, net of allowance for doubtful accounts at December 31,
          1998 and June 30, 1998 of $399, and $318, respectively................        8,352             7,660
   Prepaid assets...............................................................        2,213             1,948
   Deferred income taxes........................................................        1,688             1,688
   Other current assets.........................................................          390               324
                                                                                     --------          --------
              Total current assets..............................................       36,785            76,532
   Property and equipment, net..................................................        4,772             4,490
   Excess cost of net assets acquired, net......................................       84,212            75,570
   Other assets, net............................................................        1,100               829
                                                                                     --------          --------
                                                                                     $126,869          $157,421
                                                                                     ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of financing arrangements....................................     $  2,245          $    217
   Accounts payable and accrued expenses........................................        6,199             3,748
   Accrued salaries, wages and payroll taxes....................................       20,038            59,759
   Current portion of accrued workers' compensation and health claims...........       14,086            17,948
   Current portion of deferred purchase price obligations.......................          750               750
   Income taxes payable.........................................................        2,498             2,009
                                                                                     --------          --------
             Total current liabilities..........................................       45,816            84,431
Financing arrangements, net of current portion..................................          590               739
Accrued workers' compensation and health claims, net of current portion.........        4,204             4,466
Deferred purchase price obligations, net of current portion.....................        5,909             5,456
Other...........................................................................          474               523
                                                                                     --------          --------
             Total liabilities..................................................       56,993            95,615
Commitments and contingencies...................................................           --                --
Shareholders' equity:
Preferred stock, $.01 par value; authorized 1,000 shares; no shares
     issued or outstanding......................................................           --                --
   Common stock, $.01 par value; authorized 60,000 shares;
     issued 28,001 shares at December 31, 1998, and 27,349 shares
     at June 30, 1998...........................................................          280               273
   Additional paid-in capital...................................................       61,111            57,365
   Retained earnings............................................................        8,642             4,271
                                                                                     --------          --------
                                                                                       70,033            61,909
   Less:Common stock in treasury (at cost), 24 shares at December 31, 1998......          (67)               --
        Deferred compensation, net..............................................          (90)             (103)
                                                                                     --------          --------
             Total shareholders' equity.........................................       69,876            61,806
                                                                                     --------          --------
                                                                                     $126,869          $157,421
                                                                                     ========          ========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                              FOR THE THREE MONTHS ENDED
                                                                                                     DECEMBER 31,
                                                                                              --------------------------
                                                                                                1998              1997
                                                                                              --------          --------
Revenues:
   Related party................................................................              $187,520          $195,315
   Third parties................................................................               209,517           107,436
                                                                                              --------          --------
       Total revenues...........................................................               397,037           302,751
Direct costs:
   Related party:
       Salaries, wages and employment taxes of worksite employees...............               163,472           175,185
       Healthcare and workers' compensation, state unemployment and other.......                16,451            14,953
   Third parties:
       Salaries, wages and employment taxes of worksite employees...............               189,994            94,386
       Healthcare and workers' compensation, state unemployment and other.......                11,218             8,815
                                                                                              --------          --------
         Gross profit...........................................................                15,902             9,412
Selling, general and administrative expenses....................................                10,522             6,456
Provision for uncollectible accounts............................................                    30                30
Amortization of excess cost of net assets acquired..............................                   904               639
                                                                                              --------          --------
        Income from operations..................................................                 4,446             2,287
Investment income...............................................................                    32                59
Interest expense................................................................                  (137)              (57)
Interest expense--related party.................................................                    --              (197)
                                                                                              --------          --------
        Income before income taxes..............................................                 4,341             2,092
Income taxes....................................................................                 1,997               973
                                                                                              --------          --------
        Net income..............................................................              $  2,344          $  1,119
                                                                                              ========          ========

Historical information, after accretion adjustment (Note 4):
        Net income applicable to common stockholders............................              $  2,344          $    789
                                                                                              ========          ========

        Net income per share:
        Basic...................................................................              $    .08          $    .03
                                                                                              ========          ========
        Assuming dilution.......................................................              $    .08          $    .03
                                                                                              ========          ========
Pro forma information, excluding accretion adjustment (Note 4):
        Net income..............................................................              $  2,344          $  1,119
                                                                                              ========          ========
        Net income per share:
        Basic...................................................................              $    .08          $    .05
                                                                                              ========          ========
        Assuming dilution.......................................................              $    .08          $    .05
                                                                                              ========          ========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                              FOR THE SIX MONTHS ENDED
                                                                                                     DECEMBER 31,
                                                                                              --------------------------
                                                                                                1998              1997
                                                                                              --------          --------
Revenues:
   Related party................................................................              $391,475          $376,984
   Third parties................................................................               394,724           192,524
                                                                                              --------          --------
       Total revenues...........................................................               786,199           569,508
Direct costs:
   Related party:
       Salaries, wages and employment taxes of worksite employees...............               342,027           339,575
       Healthcare and workers' compensation, state unemployment and other.......                34,077            27,460
   Third parties:
       Salaries, wages and employment taxes of worksite employees...............               357,416           172,496
       Healthcare and workers' compensation, state unemployment and other.......                22,017            12,237
                                                                                              --------          --------
         Gross profit...........................................................                30,662            17,740
Selling, general and administrative expenses....................................                20,531            12,048
Provision for uncollectible accounts............................................                    81                68
Amortization of excess cost of net assets acquired..............................                 1,794             1,211
                                                                                              --------          --------
          Income from operations................................................                 8,256             4,413
Investment income...............................................................                    68               117
Interest expense................................................................                  (230)              (76)
Interest expense--related party.................................................                   --              (611)
                                                                                              --------          --------
          Income before income taxes............................................                 8,094             3,843
Income taxes....................................................................                 3,723             1,787
                                                                                              --------          --------

          Net income............................................................              $  4,371          $  2,056
                                                                                              ========          ========

Historical information, after accretion adjustment (Note 4):
          Net income applicable to common stockholders..........................              $  4,371          $    871
                                                                                              ========          ========

          Net income per share:
          Basic.................................................................              $    .16          $    .04
                                                                                              ========          ========
          Assuming dilution.....................................................              $    .15          $    .04
                                                                                              ========          ========
Pro forma information, excluding accretion adjustment (Note 4):
          Net income............................................................              $  4,371          $  2,056
                                                                                              ========          ========

          Net income per share:
          Basic.................................................................              $    .16          $    .09
                                                                                              ========          ========
          Assuming dilution.....................................................              $    .15          $    .09
                                                                                              ========          ========




The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

'


                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                          FOR THE SIX MONTHS ENDED
                                                                                                DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1998                   1997
                                                                                       -------                --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................................       $ 4,371                $  2,056

Adjustments to reconcile net income to net cash flows provided by operating activities:
   Depreciation and amortization................................................         2,586                   1,695
   Provision for uncollectible accounts.........................................            81                      68
   Changes in assets and liabilities, net of effects from acquisitions:
       Accounts receivable--related party.......................................        31,812                 (11,940)
       Accounts receivable--third parties.......................................         6,046                   1,709
       Other current assets.....................................................          (171)                 (1,604)
       Accounts payable and accrued expenses....................................           695                    (528)
       Accrued salaries, wages, and payroll taxes...............................       (40,424)                 10,506
       Accrued interest--related party..........................................            --                     611
       Accrued workers' compensation and health claims..........................        (4,681)                  4,922
       Income taxes payable.....................................................           489                   1,679
       Other, net...............................................................          (299)                    467
                                                                                       -------                --------

          Net cash flows provided by operating activities.......................           505                   9,641
                                                                                       -------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for businesses acquired, net of cash acquired..........................        (3,433)                 (7,964)
Payments of deferred purchase price obligation..................................            --                 (16,172)
Additions to property and equipment.............................................          (855)                 (1,908)
Other, net......................................................................            --                    (515)
                                                                                       -------                --------

          Net cash flows used in investing activities...........................        (4,288)                (26,559)
                                                                                       -------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing arrangements............................................         7,500                   4,000
Net proceeds from the initial public offering of common stock...................            --                  45,709
Payment of financing arrangements...............................................        (5,706)                   (331)
Payment of financing arrangements with related party............................            --                 (28,382)
Proceeds from common stock issued...............................................             5                      --
                                                                                       -------                --------

          Net cash flows provided by financing activities.......................         1,799                  20,996
                                                                                       -------                --------

Net (decrease) increase in cash and cash equivalents............................        (1,984)                  4,078
Cash and cash equivalents, beginning of period..................................         5,926                   1,782
                                                                                       -------                --------
Cash and cash equivalents, end of period........................................       $ 3,942                $  5,860
                                                                                       =======                ========

Supplemental disclosures of cash flow information:
   Interest paid................................................................       $    72                $    108
                                                                                       =======                ========
   Income taxes paid............................................................       $ 3,202                $     25
                                                                                       =======                ========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)


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

         Operating results for the three and six-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

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

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)

3.   ACQUISITIONS

         On October 1, 1998, the Company acquired all of the outstanding stock of Payday Professional Employer ("Payday"), a PEO headquartered in Albuquerque, New Mexico. The purchase price was comprised of cash, shares of the Company's common stock, the assumption of certain liabilities and future contingent payments. The cash portion of the purchase price was partially funded through borrowings from the Company's revolving credit facility.

         On August 1, 1998, the Company acquired all of the outstanding stock of Pay America, Inc. ("Pay America"), a PEO headquartered in Salt Lake City, Utah. The purchase price was comprised of cash, shares of the Company's common stock, the assumption of certain liabilities and future contingent payments. The cash portion of the purchase price was partially funded through borrowings from the Company's revolving credit facility with the remainder generated from operations.

         During the six months ended December 31, 1997, the Company completed two acquisitions - NovaPro, a rehabilitation temporary staffing business acquired from the Parent on July 1, 1997 and AmeriCare Employers Group, Inc. ("AmeriCare"), a PEO based in Arizona, acquired on December 1, 1997.

         The above acquisitions have been accounted for as a purchase, and accordingly, the aggregate purchase price was allocated to assets and liabilities based on their fair values at the date of acquisition.

         The following unaudited pro forma consolidated results of the Company give effect to the acquisitions as if they occurred as of July 1, 1997:

                                                                                 FOR THE SIX MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                           --------------------------------------
                                                                                1998                  1997
                                                                           ----------------      ----------------
         Net revenues..............................................           $795,493              $667,357
         Net income................................................              4,488                 2,224
         Net income per share - basic..............................           $    .16              $    .10
         Net income per share - assuming dilution..................           $    .15              $    .10

         The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made as of July 1, 1997, or the results which may occur in the future.

         Information with respect to the businesses acquired in purchase transactions for the six months ended December 31, 1998 was as follows:

         Cash paid (net of $767 cash acquired).....................             $2,833
         Common stock issued.......................................              3,600
         Deferred purchase price obligations.......................              1,200
         Other consideration.......................................                600
                                                                                ------
                                                                                 8,233
         Liabilities assumed.......................................              1,699
                                                                                ------
                                                                                 9,932
         Fair value of assets acquired.............................              1,047
                                                                                ======
         Cost in excess of fair value of net assets acquired.......             $8,885
                                                                                ======

         The operating results with respect to the businesses acquired have been included in the consolidated results of the Company from the effective date of acquisition.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)

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

         In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 ("SAB 98"). SAB 98 revised the methods previously employed in SAB 83, requiring the retroactive restatement of earnings-per-share information in accordance with SFAS 128, and eliminating the effect of cheap stock on calculations of net income per share. Accordingly, net income per share has been computed in conformity with the provisions of SAB 98 and SFAS 128.

         The following table sets forth the computation and reconciliation of net income per share-basic and net income per share-assuming dilution:


                                                           FOR THE THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                   -------------------------------------------
                                                      1998                    1997
                                                   -----------    ----------------------------
                                                                   HISTORICAL       PRO FORMA
                                                                  ------------     -----------

    NET INCOME.................................     $ 2,344         $ 1,119          $ 1,119

    ADJUSTMENT TO NET INCOME:
      Deduct - accretion of mandatorily
        redeemable common stock................          --            (330)              --
                                                    -------         -------          -------
      Net income attributable to common
        stock..................................     $ 2,344         $   789          $ 1,119
                                                    =======         =======          =======
    WEIGHTED AVERAGE SHARES OUTSTANDING:
      Weighted average shares outstanding -
        basic..................................      28,254          23,869           23,869

        Stock options..........................          81             162              162
        Contingently issuable shares...........         961              --              --
                                                    -------         -------          -------

      Weighted average shares outstanding -
        assuming dilution......................      29,296          24,031           24,031
                                                    =======         =======          =======

    NET INCOME PER SHARE :
      Basic ...................................     $   .08         $   .03          $   .05
                                                    =======         =======          =======
      Assuming dilution........................     $   .08         $   .03          $   .05
                                                    =======         =======          =======

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)

4.   NET INCOME PER SHARE (CONTINUED)

                                                            FOR THE SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                   -------------------------------------------
                                                      1998                   1997
                                                   -----------    ----------------------------
                                                                   HISTORICAL       PRO FORMA
                                                                  ------------     -----------

    NET INCOME.................................     $ 4,371        $ 2,056          $ 2,056

    ADJUSTMENT TO NET INCOME:
      Deduct - accretion of mandatorily
        redeemable common stock................          --         (1,185)              --
                                                    -------        -------          -------
      Net income attributable to common
        stock..................................     $ 4,371        $   871          $ 2,056
                                                    =======        =======          =======
    WEIGHTED AVERAGE SHARES OUTSTANDING:
      Weighted average shares outstanding -
        basic..................................      27,821         22,405           22,405

        Stock options.........................           96            156              156
        Contingently issuable shares..........          893             --              --
                                                    -------        -------          -------

      Weighted average shares outstanding -
        assuming dilution......................      29,087         22,561           22,561
                                                    =======        =======          =======

    NET INCOME PER SHARE :
      Basic ...................................     $   .16        $   .04          $   .09
                                                    =======        =======          =======
      Assuming dilution........................     $   .15        $   .04          $   .09
                                                    =======        =======          =======

         Options to purchase 1,029 and 991 shares of common stock for the three and six-months ended December 31, 1998, respectively, were not included as common stock equivalents in the computation of net income per share-assuming dilution because the effect would be antidilutive. As part of certain purchase agreements, the former stockholders are eligible to receive additional shares of the Company's common stock contingent upon achieving certain financial and operating criteria over multiple reporting periods. Approximately 1,964 contingently issuable shares were not included in the computation of net income per share-assuming dilution because the specified financial and operating conditions have not been satisfied. There were no transactions occurring subsequent to December 31, 1998 that would have materially changed the number of shares used in computing net income per share-basic or net income per share-assuming dilution.

5.   FINANCING ARRANGEMENTS

         Financing arrangements consisted of the following:

                                                                             DECEMBER 31,       June 30,
                                                                                 1998             1998
                                                                             ------------      ---------
         $25,000 revolving credit facility, due November 17, 2000.........      $2,000            $ --
         Subordinated promissory notes (6% to 10%), through 2002..........         617             678
         Capitalized lease obligations, payable through 2001..............         218             278
                                                                                ------            ----
                                                                                 2,835             956
         Less: current portion............................................       2,245             217
                                                                                ------            ----
                                                                                $  590            $739
                                                                                ======            ====

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)

5.   FINANCING ARRANGEMENTS (CONTINUED)

         In November 1997, the Company entered into a three-year revolving credit facility with a syndicate of lenders. The credit facility provides for interest at a variable rate, depending on certain financial ratios, equal to (a) the EuroDollar rate plus a range of 1.375% to 2.50% or (b) the lead lender's prime rate plus a range of 0.125% to 1.25%. In addition, the Company has agreed to pay a commitment fee ranging from 0.30% to 0.50% per annum on the unused portion of the commitment. Loans made under the credit facility are collateralized by a pledge of all of the: (i) Company's interest in the common stock of its subsidiaries; (ii) assets of the Company and its subsidiaries; and (iii) Parent's interest in the common stock of the Company. The revolving credit facility requires the maintenance of minimum capitalization and net worth amounts, capital expenditure thresholds as well as certain financial ratios. At December 31, 1998, the Company was in compliance with these requirements. The unused portion of the credit facility at December 31, 1998 was $23,000.

6.   ACCRUED WORKERS' COMPENSATION AND HEALTH CLAIMS

         The Company's accruals for claims are summarized as follows:

                                                                                    DECEMBER 31,      June 30,
                                                                                       1998             1998
                                                                                   ------------       --------
         Accrued health benefit premiums payable and claims reserves...........       $11,284         $16,638
         Accrued workers' compensation premiums payable
             and claims reserves...............................................         7,006           5,776
                                                                                      -------         -------
                                                                                       18,290          22,414
         Less: workers' compensation and health claims expected
             to be settled in less than one year...............................        14,086          17,948
                                                                                      =======         =======
                                                                                      $ 4,204         $ 4,466
                                                                                      =======         =======

7.   MANDATORILY REDEEMABLE COMMON STOCK

         Mandatorily redeemable common stock was issued in fiscal 1997 in connection with certain acquisitions which provided certain registration and valuation rights. The mandatorily redeemable common stock was recorded at the fair value at the date of issuance. The excess of the put price over the carrying value was accreted by periodic charges to retained earnings or additional paid-in capital, as applicable, over a two-year period. During the six months ended December 31, 1997, the Company recorded $1,185 of accretion to retained earnings. On November 11, 1997, all 813 shares of mandatorily redeemable stock were converted into common stock.

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

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)

8.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     selected PEOs (not including the Company) for the purpose of examining the relationship among PEOs, their clients, worksite employees, and the worksite owners. IRS officials indicate that the Market Segment Study is near completion and suggest that an announcement of the IRS' position with respect to PEOs has been delayed pending the outcome of legislation that has been proposed by the PEO and other staffing industries. If the IRS concludes that PEOs are not "employers" of certain worksite employees for purposes of the Internal Revenue Code, the Company's benefit plans (including cafeteria, health and welfare, and retirement plans) may lose their favorable tax status, and the Company may no longer be able to assume its clients' Federal employment tax withholding obligations. The Company believes that, although unfavorable to the Company, a prospective application by the IRS of an adverse conclusion would not have a material effect on its financial position and results of operations. A retrospective application by the IRS could have a material adverse effect on the Company's business, financial position, results of operations and liquidity. While the Company believes that a retrospective disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues.

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

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

         NovaCare Employee Services, Inc. (the "Company") is the second largest (measured by number of worksite employees) professional employer organization ("PEO") in the United States. The Company provides small-to medium-sized businesses with comprehensive, fully integrated outsourcing solutions to human resource needs, including payroll management, workers' compensation risk management, health care and other employee benefits management, unemployment services, rehabilitation temporary staffing and human resource consulting services. The Company was established by NovaCare, Inc. (the "Parent"), in September 1996, as a subsidiary and commenced operations on October 1, 1996, concurrent with the acquisition of one PEO business. In February 1997, the Company acquired three additional PEO businesses and entered into a contract with the Parent to provide traditional PEO services to principally all of the Parent's worksite employees (the "NovaCare Contract"). During fiscal 1998, the Company completed three additional acquisitions - NovaPro, a rehabilitation temporary staffing business acquired from the Parent on July 1, 1997; AmeriCare Employers Group, Inc. ("AmeriCare"), a PEO based in Arizona, acquired on December 1, 1997; and Staff Leasing Systems, Inc. (" SLS"), a PEO based in Maryland, acquired on May 1, 1998. In addition, in November 1997 and June 1998, the Company expanded via start-up operations into two new markets, Atlanta and Philadelphia, respectively. Effective July 1, 1998, the Company amended the NovaCare Contract to provide the existing traditional PEO services and a broader array of services, including recruiting, employee training and orientation, outplacement and human resource consulting to the Parent. The Company acquired Pay America, Inc., ("Pay America") a PEO based in Utah, effective August 1, 1998 and Payday Professional Employers ("Payday") a PEO based in New Mexico, effective October 1, 1998. At December 31, 1998, the Company served 3,712 client organizations with 58,645 employees at over 5,000 worksites in 46 states, principally in nine different industries.

CONTRACTUAL ARRANGEMENT WITH PARENT

                  The Parent and the Company entered into the NovaCare Contract in February 1997, whereby principally all of the Parent's employees are co-employed by the Company. Under the NovaCare Contract, the Company provides traditional PEO services such as payroll and benefits management, worksite safety evaluation, employment-related risk management and compensation and benefits consultation. In January 1998, the Parent initiated a restructuring plan to favorably position one of its operating divisions for recent changes in the Medicare reimbursement system as mandated by the Balanced Budget Act of 1997. The intent of the plan is to substantially reduce the cost of its workforce by transitioning to an operating model which relies on lower cost quality services. In support of this transition and to address the increased demand from the Parent for additional human resource services, the Company and the Parent amended the NovaCare Contract. The amended contract is a four-year agreement which became effective July 1, 1998. It provides the existing PEO services and a broader array of services, including recruiting, employee training and orientation, outplacement and human resource consulting. The amended contract is principally a fee-for-service contract, with certain of the fees negotiated annually. The Parent may not terminate the NovaCare Contract except in the event of: (i) the breach of any of the Company's agreements, duties, or performance standards under the NovaCare Contract; (ii) the making of false or misleading representations, warranties, or statements of material fact in documents submitted by or on behalf of the Company to the Parent; or (iii) the insolvency, bankruptcy, or receivership of the Company.

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

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998

The following table sets forth certain income statement and statistical data for the three months ended December 31, 1998 and 1997.

                                                           FOR THE THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                              -------------------------------------------------------
(TABLE IN THOUSANDS, EXCEPT PERCENTAGES)                1998                             1997
                                              -----------------------          ----------------------

OPERATING RESULTS:                                $               %                $              %
                                              --------          -----          --------         -----
   Revenues..............................     $397,037          100.0%         $302,751         100.0%
   Direct costs:
   Salaries, wages and employment
     taxes of  worksite employees........      353,466           89.0           269,571          89.0
   Health care, workers' compensation,
     state unemployment and other........       27,669            7.0            23,768           7.9
                                              --------          -----          --------         -----
     Gross profit........................       15,902            4.0             9,412           3.1
   Selling, general and administrative
     expenses............................       10,552            2.7             6,486           2.1
   Amortization of excess cost of net
     assets acquired.....................          904            0.2               639           0.2
                                              --------          -----          --------         -----
     Income from operations..............        4,446            1.1             2,287           0.8
   Interest expense, net.................         (105)            --              (195)         (0.1)
                                              --------          -----          --------         -----
     Income before income taxes..........        4,341            1.1             2,092           0.7
   Income tax expense....................        1,997            0.5               973           0.3
                                              --------          -----          --------         -----
     Net income..........................     $  2,344            0.6%         $  1,119           0.4%
                                              ========          =====          ========         =====


                                                  FOR THE THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                  ---------------------------
                                                       1998           1997
                                                  -------------   -----------
      STATISTICAL DATA:
         EBITDA (in thousands) (1)................   $ 5,761        $ 3,192
         Number of clients at period end..........     3,712          2,455
         Worksite employees at period end:
           Third parties....................          40,327         28,402
           Related party....................          18,318         18,028
                                                     -------        -------
           Total............................          58,645         46,430
                                                     =======        =======
         Weighted average worksite
           employees paid during the period:
           Third parties....................          39,510         23,127
           Related party....................          18,576         17,534
                                                     -------        -------
           Total............................          58,086         40,661
                                                     =======        =======
         Quarterly gross profit per
           weighted average worksite
           employee (in whole $'s):
           Third parties....................         $   210        $   183
           Related party....................             409            295
           Weighted average.................             274            231

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


    Revenues totaled $397.0 million for the three months ended December 31, 1998, compared to $302.7 million for the three months ended December 31, 1997, representing an increase of $94.3 million or 31%. During this period, third party revenues increased $102.2 million or 95%, while related party revenues declined $7.8 million or 4%. The overall increase in revenue is attributable to an increased number of clients and worksite employees served. From December 31, 1997 to December 31, 1998, the number of clients increased 51% from 2,455 to 3,712 while the number of weighted average worksite employees increased 43% from 40,661 to 58,086. The increases are attributable to: (i) additions from businesses acquired; (ii) internal growth in existing markets; (iii) start-up of new markets; and (iv) the provision of additional temporary staffing services.

Gross profit was $15.9 million for the three months ended December 31, 1998, compared to $9.4 million for the three months ended December 31, 1997, representing an increase of $6.5 million or 69%. The increase in gross profit is attributable to: (i) gross profit from newly acquired businesses; (ii) additional higher margin services provided to the Parent under the amended NovaCare Contract; (iii) internal growth in clients and worksite employees in the Company's existing markets; (iv) growth from providing increased temporary staffing services; and (v) growth from the start-up of new markets. Gross profit as a percentage of revenues increased to 4.0% for the three months ended December 31, 1998, compared to 3.1% for the same period in the prior year. The improvement is attributable to: (i) additional higher margin services provided under the amended NovaCare Contract; (ii) third party business, which has a higher gross profit margin, comprising a larger portion of the Company's operations compared to the same period in the prior year; and (iii) the provision of additional temporary staffing services which have higher margins compared to standard PEO services. The gross profit per third party weighted average worksite employee increased to $210 for the three months ended December 31, 1998 from $183 for the comparable period in the prior year. The increase is attributable to improved same market gross profit per worksite employee and the impact of newly acquired businesses. The gross profit per related party weighted average worksite employee increased to $409 for the three months ended December 31, 1998 from $295 for the comparable period in the prior year due to: (i) the higher margin services provided under the amended NovaCare Contract; and (ii) the provision of additional temporary staffing services.

    Selling, general and administrative expenses increased to $10.6 million for the three months ended December 31, 1998 from $6.5 million for the three months ended December 31, 1997, representing an increase of $4.1 million or 63%. The increase results from increased staffing and other expenses associated with: (i) the timing of acquisitions; (ii) new services provided under the amended NovaCare Contract; (iii) executing the Company's internal growth strategy; and
(iv) opening new markets. As a percentage of revenue, selling, general and administrative expenses were 2.7% for the three months ended December 31, 1998, compared to 2.1% for the same period in the prior year. The increase in selling, general and administrative expenses as a percentage of revenues is due primarily to: (i) the additional services provided under the amended NovaCare Contract;
(ii) an increase in costs to support the Company's expanding infrastructure; and
(iii) third party operations, which have higher selling, general and administrative expenses as a percentage of revenue, comprising a larger portion of the current period's expenses.

    Amortization of excess cost of net assets acquired increased to $904,000 for the three months ended December 31, 1998 from $639,000 for the comparable period in the prior year. The increase is attributable to the acquisitions of AmeriCare, Staff Leasing Systems, Inc., Pay America and Payday discussed above.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

    Interest expense, net of investment income, decreased to $105,000 for the three months ended December 31, 1998 from $195,000 for the comparable period in the prior year. The decrease is due primarily to a reduction in related party interest expense. During the second quarter of fiscal 1998, the Company repaid all outstanding indebtedness to the Parent with a portion of the net proceeds available from an initial public offering completed November 14, 1997 (the "Offering").

    Income tax expense as a percentage of pretax income decreased to 46.0% from 46.5%. The principal reason for the reduction in the tax rate was the relative impact of non-deductible amortization of excess costs of net assets acquired on pre-tax income for the three months ended December 31, 1998 compared with the prior year.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1998

The following table sets forth certain income statement and statistical data for the six months ended December 31, 1998 and 1997.

                                                            FOR THE SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                               -----------------------------------------------------
(TABLE IN THOUSANDS, EXCEPT PERCENTAGES)               1998                             1997
                                               ---------------------          ----------------------

OPERATING RESULTS:                                 $             %               $               %
                                               --------        -----          --------         -----
   Revenues............................        $786,199        100.0%         $569,508         100.0%
   Direct costs:
   Salaries, wages and employment
     taxes of  worksite employees......         699,443         89.0           512,071          89.9
   Health care, workers' compensation,
     state unemployment and other......          56,094          7.1            39,697           7.0
                                               --------        -----          --------         -----
     Gross profit......................          30,662          3.9            17,740           3.1
   Selling, general and administrative
     expenses..........................          20,612          2.6            12,116           2.1
   Amortization of excess cost of net
     assets acquired...................           1,794          0.2             1,211           0.2
                                               --------        -----          --------         -----
     Income from operations............           8,256          1.1             4,413           0.8
   Interest expense, net...............            (162)          --              (570)         (0.1)
                                               --------        -----          --------         -----
     Income before income taxes........           8,094          1.1             3,843           0.7
   Income tax expense..................           3,723          0.5             1,787           0.3
                                               --------        -----          --------         -----
     Net income........................        $  4,371          0.6%         $  2,056           0.4%
                                               ========        =====          ========         =====

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 (CONTINUED)

                                                   FOR THE SIX MONTHS ENDED
                                                         DECEMBER 31,
                                                  ---------------------------
                                                      1998           1997
                                                  -------------   -----------
      STATISTICAL DATA:
         EBITDA (in thousands) (1)................   $10,842        $ 6,108
         Number of clients at period end..........     3,712          2,455
         Worksite employees at period end:
           Third parties..........................    40,327         28,402
           Related party..........................    18,318         18,028
                                                     -------        -------
           Total..................................    58,645         46,430
                                                     =======        =======
         Weighted average worksite
           employees paid during the period:
           Third parties..........................    37,892         21,145
           Related party..........................    18,726         16,787
                                                     -------        -------
           Total..................................    56,618         37,932
                                                     =======        =======
         Quarterly gross profit per
           weighted average worksite
           employee (in whole $'s):
           Third parties..........................   $   404        $   368
           Related party..........................       821            593
           Weighted average.......................       542            468


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

    Revenues totaled $786.2 million for the six months ended December 31, 1998, compared to $569.5 million for the six months ended December 31, 1997, representing an increase of $216.7 million or 38%. During this period, third party revenues increased $202.2 million or 105%, while related party revenues increased $14.5 million or 4%. The overall increase is attributable to an increased number of clients and worksite employees served. From December 31, 1997 to December 31, 1998, the number of clients increased 51% from 2,455 to 3,712 while the number of weighted average worksite employees increased 49% from 37,932 to 56,618. The increases are attributable to: (i) additions from businesses acquired; (ii) internal growth in existing markets; (iii) start-up of new markets; (iv) a greater number of employees served under the amended NovaCare Contract; and (v) the provision of additional temporary staffing services.

    Gross profit was $30.7 million for the six months ended December 31, 1998, compared to $17.7 million for the six months ended December 31, 1997, representing an increase of $12.9 million or 73%. The increase in gross profit is attributable to: (i) gross profit from newly acquired businesses; (ii) additional higher margin services provided to the Parent under the amended NovaCare Contract; (iii) internal growth in clients and worksite employees in the Company's existing markets; (iv) growth from providing increased temporary staffing services; and (v) growth from the start-up of new markets. Gross profit as a percentage of revenues increased to 3.9% for the six months ended December 31, 1998, compared to 3.1% for the same period in the prior year. The improvement is attributable to: (i) additional higher margin services provided under the amended NovaCare Contract; (ii) third party business, which has a higher gross profit margin, comprising a larger portion of the

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Company's operations compared to the same period in the prior year; and (iii) the provision of additional temporary staffing services which have higher margins compared to standard PEO services. The gross profit per third party weighted average worksite employee increased to $404 for the six months ended December 31, 1998 from $368 for the comparable period in the prior year. The increase is attributable to improved same market gross profit per worksite employee and the impact of newly acquired businesses. The gross profit per related party weighted average worksite employee increased to $821 for the six months ended December 31, 1998 from $593 for the comparable period in the prior year due to: (i) the higher margin services provided under the amended NovaCare Contract; and (ii) the provision of additional temporary staffing services.

    Selling, general and administrative expenses increased to $20.6 million for the six months ended December 31, 1998 from $12.1 million for the six months ended December 31, 1997, representing an increase of $8.5 million or 70%. The increase results from increased staffing and other expenses associated with: (i) the timing of acquisitions; (ii) new services provided under the amended NovaCare Contract; (iii) executing the Company's internal growth strategy; and
(iv) opening new markets. As a percentage of revenue, selling, general and administrative expenses were 2.6% for the six months ended December 31, 1998, compared to 2.1% for the same period in the prior year. The increase in selling, general and administrative expenses as a percentage of revenues is due primarily to: (i) the additional services provided under the amended NovaCare Contract;
(ii) an increase in costs to support the Company's expanding infrastructure; and
(iii) third party operations, which have higher selling, general and administrative expenses as a percentage of revenue, comprising a larger portion of the current period's expenses.

    Amortization of excess cost of net assets acquired increased to $1.8 million for the six months ended December 31, 1998 from $1.2 million for the comparable period in the prior year. The increase is attributable to the acquisitions of AmeriCare, Staff Leasing Systems, Inc., Pay America and Payday discussed above.

    Interest expense, net of investment income, decreased to $162,000 for the six months ended December 31, 1998 from $570,000 for the comparable period in the prior year. The decrease is due primarily to a reduction in related party interest expense. During the second quarter of fiscal 1998, the Company repaid all outstanding indebtedness to the Parent with a portion of the net proceeds available from the Offering completed November 14, 1997.

    Income tax expense as a percentage of pretax income decreased to 46.0% from 46.5%. The principal reason for the reduction in the tax rate was the relative impact of non-deductible amortization of excess costs of net assets acquired on pre-tax income for the six months ended December 31, 1998 compared with the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had $3.9 million of cash and cash equivalents at December 31, 1998. As of the same date, the Company had a working capital deficit of $9.0 million compared to a working capital deficit of $7.9 million at June 30, 1998. The increase results primarily from the Company borrowing $2.0 million from the revolving credit facility to finance the August 1998 and October 1998 acquisitions of Pay America and Payday, respectively.

    Cash flows from operating activities were $505,000 for the six months ended December 31, 1998, representing a decrease of $8.9 million from the six months ended December 31, 1997. The decrease results principally from a (i) $9.6 million decrease in workers' compensation and health claim liabilities, caused primarily from the timing of benefits payments related to the NovaCare Contract; and (ii) a net $2.8 million decrease in cash flows from accrued salaries, wages payroll taxes and accounts receivable; partially offset by a $2.3 million increase in net income and a $900,000 increase in non-cash charges consisting of amortization, depreciation and provision for uncollectible accounts. Accounts receivable, accrued salaries, wages, payroll taxes, and health benefit premiums payable are subject to fluctuations depending on the correlation between the financial reporting cycle versus the payroll cycle.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

    Cash expended for investing activities was $4.3 million for the six months ended December 31, 1998 compared to $26.6 million for the comparable period in the prior year. During the first six months of fiscal 1999, the Company expended $3.4 million in net cash payments to complete the August 1998 and October 1998 acquisitions of Pay America and Payday, respectively, along with $850,000 for capital expenditures related primarily to computer equipment, software and furniture. During the first six months of fiscal 1998, the Company retired $16.2 million of deferred purchase obligations related to fiscal 1997 acquisitions and paid $8.0 million of net cash to complete the December 1997 acquisition of AmeriCare. Capital expenditures in the prior year of $1.9 million related primarily to furniture, leasehold improvements and computer equipment associated with the Company's relocation to new corporate headquarters.

    Net cash flows provided by financing activities were $1.8 million for the six months ended December 31, 1998 compared to $21.2 million for the comparable period in the prior year. During fiscal 1999, the Company had net borrowings of approximately $2.0 million to finance the August 1998 and October 1998 acquisitions of Pay America and Payday, respectively. In the first six months of fiscal 1998, the Company completed the Offering of 5.8 million shares of common stock and received net proceeds of $45.7 million. A portion of the proceeds was used to retire $28.3 million of outstanding indebtedness due to the Parent. The Company also had net borrowings of $4.0 million from the revolving credit facility to finance a portion of the AmeriCare acquisition.

In November 1997, the Company entered into a $25.0 million three-year revolving credit facility with a syndicate of lenders. The credit facility provides for interest at a variable rate, depending on certain financial ratios, equal to (a) the EuroDollar rate plus a range of 1.375% to 2.50% or (b) the lead lender's prime rate plus a range of 0.125% to 1.25%. In addition, the Company has agreed to pay a commitment fee ranging from 0.30% to 0.50% per annum on the unused portion of the commitment. Loans made under the Credit Facility are collateralized by a pledge of all of the (i) Company's interest in the common stock of its subsidiaries, (ii) assets of the Company and its subsidiaries, and
(iii) Parent's interest in the common stock of the Company. At December 31,1998, $23.0 was available after reductions for borrowings of $2.0 million.

    The Company's primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its worksite and internal core employees, accounts payable and the payment of accrued workers' compensation expense and health benefit plan premiums. The Company anticipates additional short-term requirements for the remainder of fiscal 1999 related to cash payments for potential acquisitions, capital expenditures to support the Company's internal growth strategy and expansion into new markets. The Company believes the cash flows generated by the Company's operations, together with its existing cash and availability of credit under the credit facility will be sufficient to meet the Company's short and long-term cash needs.

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

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 READINESS (CONTINUED)

    In January 1998, the Company launched a Year 2000-review program, which included a dedicated Year 2000 project team, review process and internal and external communication activities. At December 31, 1998 all of the core business systems have been identified, evaluated and risk assessed for Year 2000 readiness. All significant external suppliers, comprised primarily of financial institutions, third party insurers and service providers and information technology suppliers, have been contacted to determine the extent to which the Company is vulnerable to any external Year 2000 issues. While the Company is not currently aware of any significant Year 2000 issues related to its business with service providers and suppliers, there can be no guarantee that the Company will not be adversely affected by the failure of its primary vendors to remediate their own Year 2000 issues.

    The Company expects to complete Year 2000 testing and remediation by June 30, 1999. Remediation activities consist of developing new programs to enhance or provide additional functionality to the Company's core business systems. Given the Company's current state of readiness and limited exposure, the cost of remediation activities should approximate $150,000. As of December 31, 1998 the Company's incurred costs related to Year 2000 readiness have been limited to salary and benefits costs of internal information systems personnel, and are included as an expense in the fiscal 1998 and 1999 operating results. If the Company is unsuccessful in completing remediation of non-compliant systems or third party vendors are not capable of rectifying Year 2000 issues, the Company could be subjected to the following risks: (i) disruption of payroll, benefits and compensation administration; (ii) information from internal management control and reporting systems may lack integrity; (iii) the quality of service to clients could decline, resulting in higher attrition and loss of business; and (iv) eligibility information from third party insurers could be compromised resulting in denial of benefits to health plan participants.

     In the event the Company would be subject to the above risks, an appropriate contingency plan would be implemented. At December 31, 1998, the Company continued to refine the contingency plan, which includes: (i) a dedicated internal group of information systems professionals that is primarily focused on system or process disruption; (ii) the creation of a partnership with external service providers and suppliers to respond to a disruption; (iii) labor intensive efforts in place of core business system processing; and (iv) on a selective basis engaging external consultants. The contingency plan was completed in January 1999.

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

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 8, 1998, the Company held its Annual Meeting of Stockholders for the fiscal year ended June 30, 1998. The following matters were submitted for vote:

1. The following individuals were nominated and elected to serve as directors of the Company:

         Harvey V. Fineburg, M.D, Ph.D                        For: 23,759,896
                                                              Withhold Authority:  4,381

         John H. Foster                                       For: 23,760,077
                                                              Withhold Authority:  4,200

         Timothy E. Foster                                    For: 23,760,077
                                                              Withhold Authority:  4,200

         E. Martin Gibson                                     For: 23,760,177
                                                              Withhold Authority:  4,100

         Loren J. Hulber                                      For: 23,742,129
                                                              Withhold Authority: 22,146

         Stephen E. O'Neil                                    For: 23,759,177
                                                              Withhold Authority:  5,100

         William F. Weld                                      For: 23,760,177
                                                              Withhold Authority:  4,100


2. The holders of 21,908,995 shares voted for, the holders of 514,098 shares voted against and the holders of 18,976 shares abstained with respect to the approval to increase the number of shares issuable under the Company's 1997 Stock Option Plan.

3. The holders of 23,761,057 shares voted in favor of, the holders of 1,600 shares voted against and the holders of 1,620 shares abstained with respect to the ratification of the selection of PricewaterhouseCoopers LLP, independent certified public accountants, to serve as independent accountants for the Company

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibit
         Number                                Exhibit Description                                          Page Number
         ------                                -------------------                                          -----------

           4               Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8
                           (No. 333-70995))

         10(a)             Amendment dated as of January 27, 1999 to the Employment Agreement dated
                           January 10, 1997 between the Company and Loren J. Hulber.

         10(b)             Employment agreement dated as of December 8, 1998 between the Company and
                           Aven A. Kerr.

         10(c)             Employment agreement dated as of December 8, 1998 between the Company and
                           Thomas D. Schubert.

         10(d)             Employment agreement dated as of December 8, 1998 between the Company and
                           Christina D. Harris.

         10(e)             Employment agreement dated as of December 8, 1998 between the Company and
                           Kenneth J. Jankowski.

         27                Financial Data Schedule

(B)      Reports on Form 8-K

                  The Company filed no reports on Form 8-K for the quarter ended December 31, 1998

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


                                    NOVACARE EMPLOYEE SERVICES, INC.
                                             (REGISTRANT)




February 11, 1999                   By /s/ THOMAS D. SCHUBERT
                                      ------------------------------------------
                                           Thomas D. Schubert
                                           Senior Vice President,
                                           Chief Financial Officer and Principal
                                           Accounting Officer