Form 10-Q
period 1999-03-31
NOVACARE EMPLOYEE SERVICES INC
filed 1999-05-17
CIK 1045536

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

                                Yes  X   No
                                    ---     ---

As of April 30, 1999, NovaCare Employee Services, Inc. had 29,021,245 shares of common stock, $.01 par value, outstanding.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                    FORM 10-Q - QUARTER ENDED MARCH 31, 1999


                                      INDEX


PART NO.  ITEM NO.                 DESCRIPTION                          PAGE NO.
--------  --------                 -----------                          --------

I                 FINANCIAL INFORMATION

            1     Financial Statements
                  - Condensed Consolidated Balance Sheets as of
                    March 31, 1999 and June 30, 1998                           1

                  - Condensed Consolidated Statements of Operations
                    for the Three Months Ended March 31, 1999 and 1998         2

                  - Condensed Consolidated Statements of Operations
                    for the Nine Months Ended March 31, 1999 and 1998          3

                  - Condensed Consolidated Statements of Cash Flows
                    for the Nine Months Ended March 31, 1999 and 1998          4

                  Notes to Condensed Consolidated Financial Statements      5-11

            2     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      12-20

II                OTHER INFORMATION

            6     Exhibits and Reports on Form 8-K                            21

Signature                                                                     22

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                               MARCH 31,        June 30,
                                                                                 1999             1998
                                                                               ---------        ---------
ASSETS                                                                        (UNAUDITED)      (See Note 1)
Current assets:
   Cash and cash equivalents ...........................................       $   4,509        $   5,926
   Accounts receivable:
      Related party ....................................................          16,295           45,083
      Unbilled .........................................................          18,166           13,903
      Third parties, net of allowance for doubtful accounts at March 31,
          1999 and June 30, 1998 of $432, and $318, respectively .......           9,243            7,660
   Prepaid assets ......................................................           2,266            1,948
   Deferred income taxes ...............................................           1,688            1,688
   Other current assets ................................................             416              324
                                                                               ---------        ---------
              Total current assets .....................................          52,583           76,532
   Property and equipment, net .........................................           5,585            4,490
   Excess cost of net assets acquired, net .............................          83,674           75,570
   Other assets, net ...................................................           1,528              829
                                                                               ---------        ---------
                                                                               $ 143,370        $ 157,421
                                                                               =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of financing arrangements ...........................       $     231        $     217
   Accounts payable and accrued expenses ...............................           5,765            3,748
   Accrued salaries, wages and payroll taxes ...........................          38,464           59,759
   Current portion of accrued workers' compensation and health claims ..          12,954           17,948
   Current portion of deferred purchase price obligations ..............             750              750
   Income taxes payable ................................................           2,678            2,009
                                                                               ---------        ---------
             Total current liabilities .................................          60,842           84,431
Financing arrangements, net of current portion .........................             507              739
Accrued workers' compensation and health claims, net of current portion            3,221            4,466
Deferred purchase price obligations, net of current portion ............             805            5,456
Other ..................................................................             436              523
                                                                               ---------        ---------
             Total liabilities .........................................          65,811           95,615
Commitments and contingencies ..........................................              --               --
Shareholders' equity:
   Preferred stock, $.01 par value; authorized 1,000 shares; no shares
     issued or outstanding .............................................              --               --
   Common stock, $.01 par value; authorized 60,000 shares; issued 29,045
     shares at March 31, 1999, and 27,349 shares at June 30, 1998 ......             290              273
   Additional paid-in capital ..........................................          66,205           57,365
   Retained earnings ...................................................          11,215            4,271
                                                                               ---------        ---------
                                                                                  77,710           61,909
   Less:Common stock in treasury (at cost), 24 shares at March 31, 1999              (67)              --
        Deferred compensation, net .....................................             (84)            (103)
                                                                               ---------        ---------
             Total shareholders' equity ................................          77,559           61,806
                                                                               ---------        ---------
                                                                               $ 143,370        $ 157,421
                                                                               =========        =========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                        integral part of these statements

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                FOR THE THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                --------------------------
                                                                                  1999             1998
                                                                                ---------        ---------
Revenues:
   Related party ........................................................       $ 160,910        $ 193,837
   Third parties ........................................................         223,119          144,530
                                                                                ---------        ---------
       Total revenues ...................................................         384,029          338,367
Direct costs:
   Related party:
       Salaries, wages and employment taxes of worksite employees .......         137,096          171,931
       Healthcare and workers' compensation, state unemployment and other          15,712           16,642
   Third parties:
       Salaries, wages and employment taxes of worksite employees .......         201,835          128,280
       Healthcare and workers' compensation, state unemployment and other          12,669           10,212
                                                                                ---------        ---------
         Gross profit ...................................................          16,717           11,302
Selling, general and administrative expenses ............................          10,958            7,685
Amortization of excess cost of net assets acquired ......................             887              777
                                                                                ---------        ---------
       Income from operations ...........................................           4,872            2,840
Investment income .......................................................              17               46
Interest expense ........................................................            (123)            (121)
                                                                                ---------        ---------
        Income before income taxes ......................................           4,766            2,765
Income taxes ............................................................           2,193            1,286
                                                                                ---------        ---------

       Net income .......................................................       $   2,573        $   1,479
                                                                                =========        =========
       Net income per share:
       Basic ............................................................       $     .09        $     .05
                                                                                =========        =========
       Assuming dilution ................................................       $     .09        $     .05
                                                                                =========        =========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                        integral part of these statements

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                  FOR THE NINE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                ------------------------------
                                                                                   1999               1998
                                                                                -----------        -----------
Revenues:
   Related party ........................................................       $   552,385        $   570,821
   Third parties ........................................................           617,843            337,054
                                                                                -----------        -----------
       Total revenues ...................................................         1,170,228            907,875
Direct costs:
   Related party:
       Salaries, wages and employment taxes of worksite employees .......           479,123            511,506
       Healthcare and workers' compensation, state unemployment and other            49,789             44,102
   Third parties:
       Salaries, wages and employment taxes of worksite employees .......           559,251            300,776
       Healthcare and workers' compensation, state unemployment and other            34,686             22,449
                                                                                -----------        -----------
         Gross profit ...................................................            47,379             29,042
Selling, general and administrative expenses ............................            31,570             19,801
Amortization of excess cost of net assets acquired ......................             2,681              1,988
                                                                                -----------        -----------
       Income from operations ...........................................            13,128              7,253
Investment income .......................................................                85                163
Interest expense ........................................................              (353)              (197)
Interest expense -- related party .......................................                --               (611)
                                                                                -----------        -----------
       Income before income taxes .......................................            12,860              6,608
Income taxes ............................................................             5,916              3,073
                                                                                -----------        -----------

       Net income .......................................................       $     6,944        $     3,535
                                                                                ===========        ===========

Historical information, after accretion adjustment (Note 4):
       Net income applicable to common stockholders .....................       $     6,944        $     2,350
                                                                                ===========        ===========
       Net income per share:
       Basic ............................................................       $       .24        $       .10
                                                                                ===========        ===========
       Assuming dilution ................................................       $       .24        $       .10
                                                                                ===========        ===========
Pro forma information, excluding accretion adjustment (Note 4):
       Net income .......................................................       $     6,944        $     3,535
                                                                                ===========        ===========
       Net income per share:
       Basic ............................................................       $       .24        $       .15
                                                                                ===========        ===========
       Assuming dilution ................................................       $       .24        $       .15
                                                                                ===========        ===========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                        integral part of these statements

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                 FOR THE NINE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  ------------------------
                                                                                    1999            1998
                                                                                  --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................................       $  6,944        $  3,535

Adjustments to reconcile net income to net cash flows provided by operating activities:
   Depreciation and amortization ..........................................          3,901           2,736
   Provision for uncollectible accounts ...................................            114             123
   Changes in assets and liabilities, net of effects from acquisitions:
       Accounts receivable -- related party ...............................         29,619           2,520
       Accounts receivable -- third parties ...............................         (6,596)         (3,875)
       Other current assets ...............................................           (250)         (1,489)
       Accounts payable and accrued expenses ..............................            161          (2,725)
       Accrued salaries, wages, and payroll taxes .........................        (21,998)          4,589
       Accrued workers' compensation and health claims ....................         (7,413)          9,090
       Income taxes payable ...............................................            669             705
       Other, net .........................................................           (804)            796
                                                                                  --------        --------
          Net cash flows provided by operating activities .................          4,347          16,005
                                                                                  --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for businesses acquired, net of cash acquired ....................         (3,433)         (7,821)
Payments of deferred purchase price obligation ............................             --         (17,172)
Additions to property and equipment .......................................         (2,033)         (2,404)
Other, net ................................................................             --            (515)
                                                                                  --------        --------
          Net cash flows used in investing activities .....................         (5,466)        (27,912)
                                                                                  --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing arrangements ......................................          8,500           4,750
Net proceeds from the initial public offering of common stock .............             --          45,709
Payment of financing arrangements .........................................         (8,803)         (5,874)
Payment of financing arrangements with related party ......................             --         (28,382)
Proceeds from common stock issued .........................................              5               6
                                                                                  --------        --------
          Net cash flows (used in) provided by financing activities .......           (298)         16,209
                                                                                  --------        --------

Net (decrease) increase in cash and cash equivalents ......................         (1,417)          4,302
Cash and cash equivalents, beginning of period ............................          5,926           1,782
                                                                                  --------        --------
Cash and cash equivalents, end of period ..................................       $  4,509        $  6,084
                                                                                  ========        ========
Supplemental disclosures of cash flow information:
   Interest paid ..........................................................       $    138        $    687
                                                                                  ========        ========
   Income taxes paid ......................................................       $  2,056        $  2,273
                                                                                  ========        ========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)


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

            Operating results for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

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

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)


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

            During the nine months ended March 31, 1998, the Company completed two acquisitions - NovaPro, a rehabilitation temporary staffing business acquired from the Parent on July 1, 1997 and AmeriCare Employers Group, Inc. ("AmeriCare"), a PEO based in Arizona, acquired on December 1, 1997.

            The above acquisitions have been accounted for as a purchase, and accordingly, the aggregate purchase price was allocated to assets and liabilities based on their fair values at the date of acquisition.

            The following unaudited pro forma consolidated results of the Company give effect to the acquisitions as if they occurred as of July 1, 1997:

                                                      FOR THE NINE MONTHS ENDED
                                                               MARCH 31,
                                                     ---------------------------
                                                        1999            1998
                                                     -----------     -----------
Net revenues ..................................      $ 1,179,522     $ 1,018,024
Net income ....................................            7,061           3,666
Net income per share - basic ..................      $       .24     $       .15
Net income per share - assuming dilution ......      $       .24     $       .15

            The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made as of July 1, 1997, or the results which may occur in the future.

            Information with respect to the businesses acquired in purchase transactions for the nine months ended March 31, 1999 was as follows:

Cash paid (net of $767 cash acquired) .........................           $2,833
Common stock issued ...........................................            3,600
Deferred purchase price obligations ...........................            1,200
Other consideration ...........................................              600
                                                                          ------
                                                                           8,233
Liabilities assumed ...........................................            1,699
                                                                          ------
                                                                           9,932
Fair value of assets acquired .................................            1,047
                                                                          ------
Cost in excess of fair value of net assets acquired ...........           $8,885
                                                                          ======

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)


            In addition during the nine month period ended March 31, 1999, the Company paid $600 of guaranteed earnout payments to the former owners of a business acquired in fiscal 1997.

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

            The following table sets forth the computation and reconciliation of net income per share-basic and net income per share-assuming dilution:

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                         -----------------------
                                                          1999            1998
                                                         -------         -------
NET INCOME .....................................         $ 2,573         $ 1,479
                                                         =======         =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Weighted average shares outstanding -
    basic ......................................          29,185          27,544

    Stock options ..............................             125             130
    Contingently issuable shares ...............             576              --
                                                         -------         -------
  Weighted average shares outstanding -
    assuming dilution ..........................          29,886          27,674
                                                         =======         =======
NET INCOME PER SHARE:
  Basic ........................................         $   .09         $   .05
                                                         =======         =======
  Assuming dilution ............................         $   .09         $   .05
                                                         =======         =======

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)


4.    NET INCOME PER SHARE (CONTINUED)

                                                                       FOR THE NINE MONTHS ENDED
                                                                              MARCH 31,
                                                                ---------------------------------------
                                                                  1999                  1998
                                                                --------       ------------------------
                                                                              HISTORICAL       PRO FORMA
                                                                --------       --------        --------
NET INCOME ..............................................       $  6,944       $  3,535        $  3,535

ADJUSTMENT TO NET INCOME:
  Deduct - accretion of mandatorily
    redeemable common stock .............................             --         (1,185)             --
                                                                --------       --------        --------

  Net income attributable to common stock ...............       $  6,944       $  2,350        $  3,535
                                                                ========       ========        ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Weighted average shares outstanding - basic ...........         29,080         24,134          24,134

    Stock options .......................................             97            140             140
    Contingently issuable shares ........................            232             --              --
                                                                --------       --------        --------

  Weighted average shares outstanding - assuming dilution         29,409         24,274          24,274
                                                                ========       ========        ========
NET INCOME PER SHARE:
  Basic .................................................       $    .24       $    .10        $    .15
                                                                ========       ========        ========
  Assuming dilution .....................................       $    .24       $    .10        $    .15
                                                                ========       ========        ========

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

            Options to purchase 15 and 1,101 shares of common stock for the three and nine months ended March 31, 1999, respectively, were not included in the computation of net income per share-assuming dilution because the effect would be antidilutive. As part of certain purchase agreements, the former owners of acquired companies are eligible to receive additional shares of the Company's common stock contingent upon the acquired companies achieving certain financial and operating criteria over multiple reporting periods. Approximately 2,003 contingently issuable shares were not included in the computation of net income per share-assuming dilution because the specified financial and operating conditions have not been satisfied. There were no transactions occurring subsequent to March 31, 1999 that would have materially changed the number of shares used in computing net income per share-basic or net income per share-assuming dilution.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)


5.    FINANCING ARRANGEMENTS

         Financing arrangements consisted of the following:

                                                              MARCH 31,   June 30,
                                                                1999        1998
                                                               ------      ------
$25,000 revolving credit facility, due November 17, 2000 .     $   --      $   --
Subordinated promissory notes (6% to 10%), through 2002 ..        553         678
Capitalized lease obligations, payable through 2001 ......        185         278
                                                               ------      ------
                                                                  738         956
Less: current portion ....................................        231         217
                                                               ------      ------
                                                               $  507      $  739
                                                               ======      ======

            In November 1997, the Company entered into a three-year revolving credit facility with a syndicate of lenders. The credit facility provides for interest at a variable rate, depending on certain financial ratios, equal to (a) the EuroDollar rate plus a range of 1.375% to 2.50% or (b) the lead lender's prime rate plus a range of 0.125% to 1.25%. In addition, the Company has agreed to pay a commitment fee ranging from 0.30% to 0.50% per annum on the unused portion of the commitment. Loans made under the credit facility are collateralized by a pledge of all of the: (i) Company's interest in the common stock of its subsidiaries; (ii) assets of the Company and its subsidiaries; and (iii) Parent's interest in the common stock of the Company. The revolving credit facility requires the maintenance of minimum capitalization and net worth amounts, capital expenditure thresholds as well as certain financial ratios. At March 31, 1999, the Company was in compliance with these requirements. The unused portion of the credit facility at March 31, 1999 was $25,000.

6.    ACCRUED WORKERS' COMPENSATION AND HEALTH CLAIMS

      The Company's accruals for claims are summarized as follows:

                                                                        MARCH 31,      June 30,
                                                                          1999          1998
                                                                         -------       -------
Accrued health benefit premiums payable and claims reserves ......       $10,806       $16,638
Accrued workers' compensation premiums payable and claims reserves         5,369         5,776
                                                                         -------       -------
                                                                          16,175        22,414
Less: workers' compensation and health claims expected to be
    settled in less than one year ................................        12,954        17,948
                                                                         -------       -------
                                                                         $ 3,221       $ 4,466
                                                                         =======       =======

7.    MANDATORILY REDEEMABLE COMMON STOCK

            Mandatorily redeemable common stock was issued in fiscal 1997 in connection with certain acquisitions which provided certain registration and valuation rights. The mandatorily redeemable common stock was recorded at the fair value at the date of issuance. The excess of the put price over the carrying value was accreted by periodic charges to retained earnings or additional paid-in capital, as applicable, over a two-year period. During the nine months ended March 31, 1998, the Company recorded $1,185 of accretion to retained earnings. On November 11, 1997, all 813 shares of mandatorily redeemable stock were converted into common stock.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)


8.    COMMITMENTS AND CONTINGENCIES

            The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the financial position or results of operations of the Company.

            The Company's operations are subject to numerous federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these regulations affect all companies in the United States. However, the regulatory environment for PEOs is an evolving area due to uncertainties resulting from the non-traditional employment relationship created by PEOs. Many federal and state laws relating to tax and employment matters were enacted prior to the development of PEO companies and do not specifically address the obligations and responsibilities of these co-employer relationships. The Internal Revenue Service (the "IRS") has conducted a market segment study of the PEO industry (the "Market Segment Study") focusing on selected PEOs (not including the Company) for the purpose of examining the relationship among PEOs, their clients, worksite employees, and the worksite owners. IRS officials indicate that the Market Segment Study is near completion and suggest that an announcement of the IRS' position with respect to PEOs has been delayed pending the outcome of legislation that has been proposed by the PEO industry. If the IRS concludes that PEOs are not "employers" of certain worksite employees for purposes of the Internal Revenue Code, the Company's benefit plans (including cafeteria, health and welfare, and retirement plans) may lose their favorable tax status, and the Company may no longer be able to assume its clients' Federal employment tax withholding obligations. The Company believes that, although unfavorable to the Company, a prospective application by the IRS of an adverse conclusion would not have a material effect on its financial position and results of operations. A retrospective application by the IRS could have a material adverse effect on the Company's business, financial position, results of operations and liquidity. While the Company believes that a retrospective disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues.

            In February 1997, the Company entered into a contract with the Parent to co-employ substantially all of the Parent's workforce (the "NovaCare Contract"). Under the NovaCare Contract, the Company provides traditional PEO services such as payroll and benefits management, worksite safety evaluation, employment-related risk management and compensation and benefits consultation. Effective July 1, 1998, the Company and the Parent amended the NovaCare Contract to provide the existing PEO services and a broader array of services, including recruiting, employee training and orientation, outplacement and human resource consulting. The amended contract is for four years and is principally a fee-for-service contract, with the fees negotiated annually. This replaced the previous contract which was priced as a percentage of payroll. The Parent may not terminate the NovaCare Contract except in the event of: (i) the breach of any of the Company's agreements, duties, or performance standards under the NovaCare Contract; (ii) the making of false or misleading representations, warranties, or statements of material fact in documents submitted by or on behalf of the Company to the Parent; or (iii) the insolvency, bankruptcy, or receivership of the Company.

            On March 31, 1999, the Parent announced that due to continuing declines in rehabilitation caseloads at customer long-term care facilities, resulting from the new reimbursement structure for therapy under the Medicare program, and to a lesser extent, contract cancellations, the Parent will be forced to exit selected long-term care markets and facilities, and will continue to lower expenses by reducing labor costs. In addition, the Parent has announced a definitive agreement to sell its orthotics and prosthetics services business. Based on these announcements, the Company and the Parent are negotiating new contract terms to reflect changes in the Parent's ongoing service needs. The Company expects that the new contract terms will be effective July 1, 1999.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)


8.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

            The Company anticipates that the events described above will have an adverse impact on the future operating results of the NovaCare Contract and the Company's rehabilitation temporary staffing services business. The Company is evaluating the implications these events will have on its organizational structure, and expects to record a provision for restructure in the fourth quarter of fiscal 1999. The provision will consist principally of employee severance costs, which represent the accumulation of termination benefits as set forth in the Company's severance policy, and facility lease costs.

            In addition to the sale of its orthotics and prosthetics services business, the Parent continues to evaluate its strategic alternatives for obtaining capital to fund its ongoing working capital needs, satisfy its remaining debt obligations and maximize the Parent's shareholder value. Such alternatives include the evaluation of the Parent's long-term care services segment, replacing the Parent's current debt with long-term financing through a high-yield debt offering or private placement or the sale of one or more of the Parent's remaining businesses. The feasibility and timing of these alternatives will depend on a variety of capital markets, tax, regulatory and operational issues. The ultimate impact of these alternatives on the NovaCare Contract and on the future operating results and financial position of the Company is not presently determinable.

            In response to the Parent's recent announcements to reduce the scale of its long-term care services segment by exiting selected markets, and that it had reached a definitive agreement to sell its orthotics and prosthetics services business, the Company has engaged two investment banking firms to assist the Company in exploring strategic alternatives, which may include the sale of the Company.

            The assessment of strategic alternatives by the Company will complement the Parent's continued evaluation of strategic alternatives for its remaining businesses. The feasibility and timing of the Company's alternatives will depend on a variety of capital markets, tax, regulatory and operational issues. The impact of these strategic alternatives on the future operating results and financial position of the Company, in the event the Company executes a sale or separation from the Parent, is not presently determinable.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


OVERVIEW

      NovaCare Employee Services, Inc. (the "Company") is the third largest (measured by number of worksite employees) professional employer organization ("PEO") in the United States. The Company provides small-to medium-sized businesses with comprehensive, fully integrated outsourcing solutions to human resource needs, including payroll management, workers' compensation risk management, health care and other employee benefits management, unemployment services, rehabilitation temporary staffing and human resource consulting services. The Company was established by NovaCare, Inc. (the "Parent"), in September 1996, as a subsidiary and commenced operations on October 1, 1996, concurrent with the acquisition of one PEO business. In February 1997, the Company acquired three additional PEO businesses and entered into a contract with the Parent to provide traditional PEO services to principally all of the Parent's worksite employees (the "NovaCare Contract"). During fiscal 1998, the Company completed three additional acquisitions - NovaPro, a rehabilitation temporary staffing business acquired from the Parent on July 1, 1997; AmeriCare Employers Group, Inc. ("AmeriCare"), a PEO based in Arizona, acquired on December 1, 1997; and Staff Leasing Systems, Inc. ("SLS"), a PEO based in Maryland, acquired on May 1, 1998. In addition, in November 1997 and June 1998, the Company expanded via start-up operations into two new markets, Atlanta and Philadelphia, respectively. Effective July 1, 1998, the Company amended the NovaCare Contract to provide the existing traditional PEO services and a broader array of services, including recruiting, employee training and orientation, outplacement and human resource consulting to the Parent. The Company acquired Pay America, Inc. ("Pay America"), a PEO based in Utah, effective August 1, 1998 and Payday Professional Employer ("Payday"), a PEO based in New Mexico, effective October 1, 1998. At March 31, 1999, the Company served 3,896 client organizations with 56,106 employees at over 5,000 worksites in 46 states, principally in nine different industries.

CONTRACTUAL ARRANGEMENT WITH PARENT

      The Parent and the Company entered into the NovaCare Contract in February 1997, whereby principally all of the Parent's employees are co-employed by the Company. Under the NovaCare Contract, the Company provides traditional PEO services such as payroll and benefits management, worksite safety evaluation, employment-related risk management and compensation and benefits consultation. In January 1998, the Parent initiated a restructuring plan to favorably position one of its operating divisions for recent changes in the Medicare reimbursement system as mandated by the Balanced Budget Act of 1997. The intent of the plan was to substantially reduce the cost of its workforce by transitioning to an operating model which relies on lower cost quality services. In support of this transition and to address the increased demand from the Parent for additional human resource services, the Company and the Parent amended the NovaCare Contract. The amended contract is a four-year agreement which became effective July 1, 1998. It provides the existing PEO services and a broader array of services, including recruiting, employee training and orientation, outplacement and human resource consulting. The amended contract is principally a fee-for-service contract. The Parent may not terminate the NovaCare Contract except in the event of: (i) the breach of any of the Company's agreements, duties or performance standards under the NovaCare Contract; (ii) the making of false or misleading representations, warranties, or statements of material fact in documents submitted by or on behalf of the Company to the Parent; or (iii) the insolvency, bankruptcy, or receivership of the Company.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


CONTRACTUAL ARRANGEMENT WITH PARENT (CONTINUED)

      On March 31, 1999, the Parent announced that due to continuing declines in rehabilitation caseloads at customer long-term care facilities, resulting from the new reimbursement structure for therapy under the Medicare program, and to a lesser extent, contract cancellations, the Parent will be forced to exit selected long-term care markets and facilities, and will continue to lower expenses by reducing labor costs. In addition, the Parent has announced a definitive agreement to sell its orthotics and prosthetics services business. Based on these announcements, the Company and the Parent are negotiating new contract terms to reflect changes in the Parent's ongoing service needs. The Company expects that the new contract terms will be effective July 1, 1999.

      The Company anticipates that the events described above will have an adverse impact on the future operating results of the NovaCare Contract and the Company's rehabilitation temporary staffing services business. The Company is evaluating the implications these events will have on its organizational structure, and expects to record a provision for restructure in the fourth quarter of fiscal 1999. The provision will consist principally of employee severance costs, which represent the accumulation of termination benefits as set forth in the Company's severance policy, and facility lease costs.

      In addition to the sale of its orthotics and prosthetics services business, the Parent continues to evaluate its strategic alternatives for obtaining capital to fund its ongoing working capital needs, satisfy its remaining debt obligations and maximize the Parent's shareholder value. Such alternatives include the evaluation of the Parent's long-term care services segment, replacing the Parent's current debt with long-term financing through a high-yield debt offering or private placement or the sale of one or more of the Parent's remaining businesses. The feasibility and timing of these alternatives will depend on a variety of capital markets, tax, regulatory and operational issues. The ultimate impact of these alternatives on the NovaCare Contract and on the future operating results and financial position of the Company is not presently determinable.

      In response to the Parent's recent announcements to reduce the scale of its long-term care services segment by exiting selected markets, and that it had reached a definitive agreement to sell its orthotics and prosthetics services business, the Company has engaged two investment banking firms to assist the Company in exploring strategic alternatives, which may include the sale of the Company.

      The assessment of strategic alternatives by the Company will complement the Parent's continued evaluation of strategic alternatives for its remaining businesses. The feasibility and timing of the Company's alternatives will depend on a variety of capital markets, tax, regulatory and operational issues. The impact of these strategic alternatives on the future operating results and financial position of the Company, in the event the Company executes a sale or separation from the Parent, is not presently determinable.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999

The following table sets forth certain income statement and statistical data for the three months ended March 31, 1999 and 1998.

                                                             FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                 -----------------------------------------------------
(TABLE IN THOUSANDS, EXCEPT PERCENTAGES)                 1999                           1998
                                                 ----------------------         ----------------------
OPERATING RESULTS:                                   $            %                 $            %
                                                 ---------    ---------         ---------    ---------
   Revenues ..............................       $ 384,029        100.0%        $ 338,367        100.0%
   Direct costs:
   Salaries, wages and employment taxes of
     worksite employees ..................         338,931         88.2           300,211         88.7
   Health care, workers' compensation,
     state unemployment and other ........          28,381          7.4            26,854          7.9
                                                 ---------    ---------         ---------    ---------
     Gross profit ........................          16,717          4.4            11,302          3.3
   Selling, general and administrative
       expenses ..........................          10,958          2.9             7,685          2.3
   Amortization of excess cost of net
     assets acquired .....................             887          0.2               777          0.2
                                                 ---------    ---------         ---------    ---------
     Income from operations ..............           4,872          1.3             2,840          0.8
   Interest expense, net .................            (106)        (0.1)              (75)          --
                                                 ---------    ---------         ---------    ---------
     Income before income taxes ..........           4,766          1.2             2,765          0.8
   Income tax expense ....................           2,193          0.5             1,286          0.4
                                                 ---------    ---------         ---------    ---------
     Net income ..........................       $   2,573          0.7%        $   1,479          0.4%
                                                 =========    =========         =========    =========

                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                    ------------------------
                                                      1999           1998
                                                    ---------      ---------
STATISTICAL DATA:
   EBITDA (in thousands) (1) .................      $   6,187      $   3,881
   Number of clients at period end ...........          3,896          2,650
   Worksite employees at period end:
     Third parties ...........................         41,676         28,535
     Related party ...........................         14,430         18,626
                                                    ---------      ---------
     Total ...................................         56,106         47,161
                                                    =========      =========
   Weighted average worksite employees paid
     during the period:
     Third parties ...........................         41,294         27,873
     Related party ...........................         15,234         18,490
                                                    ---------      ---------
     Total ...................................         56,528         46,363
                                                    =========      =========
   Quarterly gross profit per weighted
     average worksite employee (in whole $'s):
     Third parties ...........................      $     209      $     217
     Related party ...........................            532            285
     Weighted average ........................            296            244

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

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999

      Revenues totaled $384 million for the three months ended March 31, 1999, compared to $338.3 million for the three months ended March 31, 1998, representing an increase of $45.7 million or 13%. During this period, third party revenues increased $78.6 million or 54%, while related party revenues declined $32.9 million or 17%. The overall increase in revenue is attributable to an increased number of clients and worksite employees served. From March 31, 1998 to March 31, 1999, the number of clients increased 47% from 2,650 to 3,896 while the number of weighted average worksite employees increased 22% from 46,363 to 56,528. The increases are attributable to: (i) additions from businesses acquired; (ii) internal growth in existing markets; and (iii) start-up of new markets.

      Gross profit was $16.7 million for the three months ended March 31, 1999, compared to $11.3 million for the three months ended March 31, 1998, representing an increase of $5.4 million or 48%. The increase in gross profit is attributable to: (i) additional higher margin services provided to the Parent under the amended NovaCare Contract; (ii) gross profit from newly acquired businesses; (iii) internal growth resulting from increased clients and worksite employees in the Company's existing markets; and (iv) growth from the start-up of new markets. Gross profit as a percentage of revenues increased to 4.4% for the three months ended March 31, 1999, compared to 3.3% for the same period in the prior year. The improvement is attributable to: (i) additional higher margin services provided under the amended NovaCare Contract; (ii) third party business, which has a higher gross profit margin, comprising a larger portion of the Company's operations compared to the same period in the prior year; and
(iii) the provision of higher margin temporary staffing services provided to the Parent. The gross profit per third party weighted average worksite employee decreased to $209 for the three months ended March 31, 1999 from $217 for the comparable period in the prior year. The decrease is attributable to a decline in the provision of temporary staffing services, which have higher margins compared to standard PEO services. The gross profit per related party weighted average worksite employee increased to $532 for the three months ended March 31, 1999 from $285 for the comparable period in the prior year due to: (i) the higher margin services provided under the amended NovaCare Contract; and (ii) the provision of higher margin temporary staffing services.

      Selling, general and administrative expenses increased to $11.0 million for the three months ended March 31, 1999 from $7.7 million for the three months ended March 31, 1998, representing an increase of $3.3 million or 43%. The increase results from increased staffing and other expenses associated with: (i) the timing of acquisitions; (ii) new services provided under the amended NovaCare Contract; (iii) executing the Company's internal growth strategy; and
(iv) opening new markets. As a percentage of revenue, selling, general and administrative expenses were 2.9% for the three months ended March 31, 1999, compared to 2.3% for the same period in the prior year. The increase in selling, general and administrative expenses as a percentage of revenues is due primarily to: (i) the additional services provided under the amended NovaCare Contract;
(ii) an increase in costs to support the Company's expanding infrastructure; and
(iii) third party operations, which have higher selling, general and administrative expenses as a percentage of revenue, comprising a larger portion of the current period's expenses.

      Amortization of excess cost of net assets acquired increased to $887,000 for the three months ended March 31, 1999 from $777,000 for the comparable period in the prior year. The increase is primarily attributable to the acquisitions of SLS, Pay America and Payday discussed above.

      Interest expense, net of investment income, increased to $106,000 for the three months ended March 31, 1999 from $75,000 for the comparable period in the prior year. The increase is due primarily to an increase in the Company's average borrowings from the revolving credit facility during the three months ended March 31, 1999 compared to the prior year. The increase in the average borrowings is primarily due to the increased number of acquisitions made subsequent to March 31, 1998.

      Income tax expense as a percentage of pretax income decreased to 46.0% from 46.5%. The principal reason for the reduction in the tax rate was the relative impact of non-deductible amortization of excess costs of net assets acquired on pre-tax income for the three months ended March 31, 1999 compared with the prior year.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1999

The following table sets forth certain income statement and statistical data for the nine months ended March 31, 1999 and 1998.

                                                                   FOR THE NINE MONTHS ENDED
                                                                           MARCH 31,
                                                 --------------------------------------------------------------
(TABLE IN THOUSANDS, EXCEPT PERCENTAGES)                     1999                             1998
                                                 ----------------------------      ----------------------------
OPERATING RESULTS: .......................            $                %                $                %
                                                 -----------      -----------      -----------      -----------
   Revenues ..............................       $ 1,170,228            100.0%     $   907,875            100.0%
   Direct costs:
   Salaries, wages and employment taxes of
     worksite employees ..................         1,038,374             88.8          812,282             89.5
   Health care, workers' compensation,
     state unemployment and other ........            84,475              7.2           66,551              7.3
                                                 -----------      -----------      -----------      -----------
     Gross profit ........................            47,379              4.0           29,042              3.2
   Selling, general and administrative
        expenses .........................            31,570              2.7           19,801              2.2
   Amortization of excess cost of net
     assets acquired .....................             2,681              0.2            1,988              0.2
                                                 -----------      -----------      -----------      -----------
     Income from operations ..............            13,128              1.1            7,253              0.8
   Interest expense, net .................              (268)              --             (645)            (0.1)
                                                 -----------      -----------      -----------      -----------
     Income before income taxes ..........            12,860              1.1            6,608              0.7
   Income tax expense ....................             5,916              0.5            3,073              0.3
                                                 -----------      -----------      -----------      -----------
     Net income ..........................       $     6,944              0.6%     $     3,535              0.4%
                                                 ===========      ===========      ===========      ===========

                                                     FOR THE NINE MONTHS
                                                        ENDED MARCH 31,
                                                 ----------------------------
                                                    1999             1998
                                                 -----------      -----------
STATISTICAL DATA:
   EBITDA (in thousands) (1) .................   $    17,029      $     9,990
   Number of clients at period end ...........         3,896            2,650
   Worksite employees at period end:
     Third parties ...........................        41,676           28,535
     Related party ...........................        14,430           18,626
                                                 -----------      -----------
     Total ...................................        56,106           47,161
                                                 ===========      ===========
   Weighted average worksite employees paid
     during the period:
     Third parties ...........................        39,026           23,388
     Related party ...........................        17,562           17,354
                                                 -----------      -----------
     Total ...................................        56,588           40,742
                                                 ===========      ===========
   Quarterly gross profit per weighted
     average worksite employee (in whole $'s):
     Third parties ...........................       $   613       $   591
     Related party ...........................         1,337           877
     Weighted average ........................           837           713

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

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1999

      Revenues totaled $1.170 billion for the nine months ended March 31, 1999, compared to $908 million for the nine months ended March 31, 1998, representing an increase of $262 million or 29%. During this period, third party revenues increased $280.8 million or 83%, while related party revenues decreased $18.4 million or 3%. The overall increase is attributable to an increased number of clients and worksite employees served. From March 31, 1998 to March 31, 1999, the number of clients increased 47% from 2,650 to 3,896, while the number of weighted average worksite employees increased 39% from 40,742 to 56,588. The increases are attributable to: (i) additions from businesses acquired; (ii) internal growth in existing markets; and (iii) start-up of new markets.

      Gross profit was $47.4 million for the nine months ended March 31, 1999, compared to $29.0 million for the nine months ended March 31, 1998, representing an increase of $18.4 million or 63%. The increase in gross profit is attributable to: (i) additional higher margin services provided to the Parent under the amended NovaCare Contract; (ii) gross profit from newly acquired businesses; (iii) internal growth resulting from increased clients and worksite employees in the Company's existing markets; and (iv) growth from the start-up of new markets. Gross profit as a percentage of revenues increased to 4.0% for the nine months ended March 31, 1999, compared to 3.2% for the same period in the prior year. The improvement is attributable to: (i) additional higher margin services provided under the amended NovaCare Contract; (ii) third party business, which has a higher gross profit margin, comprising a larger portion of the Company's operations compared to the same period in the prior year; and
(iii) the provision of higher margin temporary staffing services provided to the Parent. The gross profit per third party weighted average worksite employee increased to $613 for the nine months ended March 31, 1999 from $591 for the comparable period in the prior year. The increase is attributable to improved same market gross profit per worksite employee and the impact of newly acquired businesses. The gross profit per related party weighted average worksite employee increased to $1,337 for the nine months ended March 31, 1999 from $877 for the comparable period in the prior year due to: (i) the higher margin services provided under the amended NovaCare Contract; and (ii) the provision of higher margin temporary staffing services.

      Selling, general and administrative expenses increased to $31.6 million for the nine months ended March 31, 1999 from $19.8 million for the nine months ended March 31, 1998, representing an increase of $11.8 million or 59%. The increase results from increased staffing and other expenses associated with: (i) the timing of acquisitions; (ii) new services provided under the amended NovaCare Contract; (iii) executing the Company's internal growth strategy; and
(iv) opening new markets. As a percentage of revenue, selling, general and administrative expenses were 2.7% for the nine months ended March 31, 1999, compared to 2.2% for the same period in the prior year. The increase in selling, general and administrative expenses as a percentage of revenues is due primarily to: (i) the additional services provided under the amended NovaCare Contract;
(ii) an increase in costs to support the Company's expanding infrastructure; and
(iii) third party operations, which have higher selling, general and administrative expenses as a percentage of revenue, comprising a larger portion of the current period's expenses.

      Amortization of excess cost of net assets acquired increased to $2.7 million for the nine months ended March 31, 1999 from $2.0 million for the comparable period in the prior year. The increase is primarily attributable to the acquisitions of AmeriCare, SLS, Pay America and Payday discussed above.

      Interest expense, net of investment income, decreased to $268,000 for the nine months ended March 31, 1999 from $645,000 for the comparable period in the prior year. The decrease is due primarily to a reduction in related party interest expense. During the second quarter of fiscal 1998, the Company repaid all outstanding indebtedness to the Parent with a portion of the net proceeds available from the Offering completed November 14, 1997.

      Income tax expense as a percentage of pretax income decreased to 46.0% from 46.5%. The principal reason for the reduction in the tax rate was the relative impact of non-deductible amortization of excess costs of net assets acquired on pre-tax income for the nine months ended March 31, 1999 compared with the prior year.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

      The Company had $4.5 million of cash and cash equivalents at March 31, 1999. As of the same date, the Company had a working capital deficit of $8.3 million compared to a working capital deficit of $7.9 million at June 30, 1998.

      Cash flows from operating activities were $4.3 million for the nine months ended March 31, 1999, representing a decrease of $11.7 million from the nine months ended March 31, 1998. The decrease results principally from a $16.5 million decrease in cash flows related to workers' compensation and health claim liabilities, caused primarily from the timing of benefits payments related to the NovaCare Contract and third party clients; partially offset by a $3.4 million increase in net income and a $1.2 million increase in non-cash charges consisting of amortization, depreciation and provision for uncollectible accounts. Accounts receivable, accrued salaries, wages, payroll taxes, and health benefit premiums payable are subject to fluctuations depending on the correlation between the financial reporting cycle versus the payroll cycle.

      Cash expended for investing activities was $5.5 million for the nine months ended March 31, 1999 compared to $27.9 million for the comparable period in the prior year. During the first nine months of fiscal 1999, the Company expended $3.4 million in net cash payments to complete the August 1998 and October 1998 acquisitions of Pay America and Payday, respectively, along with $2.0 million for capital expenditures related primarily to computer equipment, software and furniture. During the first nine months of fiscal 1998, the Company retired $17.2 million of deferred purchase obligations related to fiscal 1997 acquisitions and paid $7.8 million of net cash to complete the December 1997 acquisition of AmeriCare. Capital expenditures in the prior year of $2.4 million related primarily to furniture, leasehold improvements and computer equipment associated with the Company's relocation to new corporate headquarters.

      Net cash flows from financing activities decreased by $16.5 million to a net cash flow use of $298,000 for the nine months ended March 31, 1999 when compared to the same period in the prior year. In the first nine months of fiscal 1998, the Company completed the Offering of 5.8 million shares of common stock and received net proceeds of $45.7 million. A portion of the proceeds was used to retire $28.4 million of outstanding indebtedness due to the Parent.

      In November 1997, the Company entered into a $25.0 million three-year revolving credit facility with a syndicate of lenders. The credit facility provides for interest at a variable rate, depending on certain financial ratios, equal to (a) the EuroDollar rate plus a range of 1.375% to 2.50% or (b) the lead lender's prime rate plus a range of 0.125% to 1.25%. In addition, the Company has agreed to pay a commitment fee ranging from 0.30% to 0.50% per annum on the unused portion of the commitment. Loans made under the Credit Facility are collateralized by a pledge of all of the (i) Company's interest in the common stock of its subsidiaries, (ii) assets of the Company and its subsidiaries, and
(iii) Parent's interest in the common stock of the Company. The unused portion of the credit facility at March 31, 1999 was $25.0 million.

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

      In January 1998, the Company launched a Year 2000-review program, which included a dedicated Year 2000 project team, review process and internal and external communication activities. At March 31, 1999 all of the core business systems have been identified, evaluated and risk assessed for Year 2000 readiness. All significant external suppliers, comprised primarily of financial institutions, third party insurers and service providers and information technology suppliers, have been contacted to determine the extent to which the Company is vulnerable to any external Year 2000 issues. While the Company is not currently aware of any significant Year 2000 issues related to its business with service providers and suppliers, there can be no guarantee that the Company will not be adversely affected by the failure of its primary vendors to remediate their own Year 2000 issues.

      The Company expects to complete Year 2000 testing and remediation by June 30, 1999. Remediation activities consist of developing new programs to enhance or provide additional functionality to the Company's core business systems. The next phase of the Company's Year 2000 review program, testing and validation of external supplier Year 2000 readiness, is expected to be completed by September 15, 1999. Given the Company's current state of readiness and limited exposure, the cost of remediation activities should approximate $150,000. As of March 31, 1999 the Company's incurred costs related to Year 2000 readiness have been limited to salary and benefits costs of internal information systems personnel, and are included as an expense in the fiscal 1998 and 1999 operating results. If the Company is unsuccessful in completing remediation of non-compliant systems or third party vendors are not capable of rectifying Year 2000 issues, the Company could be subjected to the following risks: (i) disruption of payroll, benefits and compensation administration; (ii) information from internal management control and reporting systems may lack integrity; (iii) the quality of service to clients could decline, resulting in higher attrition and loss of business; and (iv) eligibility information from third party insurers could be compromised resulting in denial of benefits to health plan participants.

      In the event the Company would be subject to the above risks, an appropriate contingency plan would be implemented. At March 31, 1999, the Company's contingency plan includes: (i) a dedicated internal group of information systems professionals that is primarily focused on system or process disruption; (ii) the creation of a partnership with external service providers and suppliers to respond to a disruption; (iii) labor intensive efforts in place of core business system processing; and (iv) on a selective basis engaging external consultants.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


MARKETING AGREEMENT

      In fiscal 1998, the Company implemented a strategy to identify and evaluate potential marketing alliances to augment other opportunities for growth. In March 1999, the Company entered into a three-year marketing agreement with AFLAC, Inc., the leading writer of supplemental insurance in the United States, to cross-sell products between the two companies' respective client bases. The marketing agreement will give the Company access to AFLAC's substantial customer base across the country and will broaden the Company's reach to prospective customers through AFLAC's national sales organization. In addition, the Company's existing worksite employees will be offered an enhanced employee benefits package through AFLAC's wide array of supplemental insurance products.

      The Company believes that the agreement with AFLAC will enhance its ability to increase the growth of worksite employees and clients in existing and new markets. However, there can be no assurance of these results in the future. The Company intends to continue developing other alliance opportunities as an extension of its marketing and sales capability.

STRATEGIC ALTERNATIVES

      In response to the Parent's recent announcements to reduce the scale of its long-term care services segment by exiting selected markets, and that it had reached a definitive agreement to sell its orthotics and prosthetics services business, the Company has engaged two investment banking firms to assist the Company in exploring strategic alternatives, which may include the sale of the Company.

      The assessment of strategic alternatives by the Company will complement the Parent's continued evaluation of strategic alternatives for its remaining businesses. The feasibility and timing of the Company's alternatives will depend on a variety of capital markets, tax, regulatory and operational issues. The impact of these alternatives on the future operating results and financial position of the Company, in the event the Company executes a sale or separation from the Parent, is not presently determinable.

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

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibit
      Number                   Exhibit Description                   Page Number
      ------                   -------------------                   -----------

      10          Employment Agreement dated as of December 8,
                  1998 between the Company and Andrew W. Stith.

      27          Financial Data Schedule

(B)   Reports on Form 8-K

      The Company filed no reports on Form 8-K for the quarter ended March 31, 1999.

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


                                        NOVACARE EMPLOYEE SERVICES, INC.
                                                  (REGISTRANT)




MAY 17, 1999                            BY /s/ THOMAS D. SCHUBERT
                                           -------------------------------------
                                           THOMAS D. SCHUBERT
                                           SENIOR VICE PRESIDENT,
                                           CHIEF FINANCIAL OFFICER AND PRINCIPAL
                                           ACCOUNTING OFFICER