Form 10-K405
period 1999-06-30
NOVACARE EMPLOYEE SERVICES INC
filed 1999-09-27
CIK 1045536

                                      LOGO
================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

                               TITLE OF EACH CLASS
                               -------------------
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                    YES X NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     AS OF SEPTEMBER 14, 1999, 30,273,782 SHARES OF COMMON STOCK WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES WAS APPROXIMATELY $20,863,937. (DETERMINATION OF STOCK OWNERSHIP BY NON-AFFILIATES WAS MADE SOLELY FOR THE PURPOSE OF RESPONDING TO THIS REQUIREMENT AND THE REGISTRANT IS NOT BOUND BY THIS DETERMINATION FOR ANY OTHER PURPOSE.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III INCORPORATES INFORMATION BY REFERENCE FROM PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON
                               DECEMBER 14, 1999.
================================================================================

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
                  FORM 10-K -- FISCAL YEAR ENDED JUNE 30, 1999

                       CONTENTS AND CROSS REFERENCE SHEET
           FURNISHED PURSUANT TO GENERAL INSTRUCTION G(4) OF FORM 10-K

      FORM 10-K       FORM 10-K                                                                                           FORM 10-K
       PART NO.        ITEM NO.                                        DESCRIPTION                                        PAGE NO.
       --------        --------        --------------------------------------------------------------------------         --------
          I              1             Business                                                                               1
                                              The Company.............................................................        1
                                              Professional Employer Organization Industry.............................        2
                                              Company Strategy........................................................        3
                                                 Growth Strategy......................................................        4
                                                 Operating Strategy...................................................        6
                                              Business Profile........................................................        7
                                                 Contractual Arrangement with Parent..................................        9
                                                 Information Technology...............................................       10
                                                 Marketing and Sales..................................................       11
                                                 Workers' Compensation and Health Care Program........................       13
                                              Competition.............................................................       13
                                              Regulation..............................................................       14
                                              Employees...............................................................       18
                                              Insurance...............................................................       18
                                              Executive Officers of the Registrant....................................       18
                         2             Properties.....................................................................       20
                         3             Legal Proceedings..............................................................       20
                         4             Submission of Matters to a Vote of Security Holders............................       20
          II             5             Market for Registrant's Common Equity and Related
                                               Stockholder Matters....................................................       20
                         6             Selected Financial Data........................................................       22
                         7             Management's Discussion and Analysis of Financial
                                               Condition and Results of Operations....................................       24
                         8             Financial Statements and Supplementary Data....................................       35
                         9             Changes in and Disagreements with Accountants on
                                               Accounting  and Financial Disclosures..................................       56
         III            10             Directors and Executive Officers of the Registrant.............................       56
                        11             Executive Compensation.........................................................       56
                        12             Security Ownership of Certain Beneficial Owners and
                                              Management..............................................................       56
                        13             Certain Relationships and Related Transactions.................................       56
                        14             Exhibits, Financial Statement Schedules and Reports on
          IV                                   Form 8-K...............................................................       57
SIGNATURES............................................................................................................       58

                                     PART I




ITEM 1. BUSINESS

THE COMPANY

            NovaCare Employee Services, Inc (the "Company") is one of the largest (measured by number of worksite employees) professional employer organizations ("PEOs") in the United States. The Company is an employee services company that provides small-to medium-sized businesses with comprehensive, fully integrated outsourcing solutions to human resource needs, including payroll management, workers' compensation risk management, benefits management, unemployment management and human resource management and consulting services. The Company believes it offers better solutions at the best value by providing a convenient, integrated complement of services which enable small and medium-sized businesses to cost-effectively manage and enhance the employment relationship by: (i) controlling the risks and costs associated with workers' compensation, workplace safety and employee-related litigation; (ii) providing employees with high quality health care coverage and related benefits; (iii) managing the increasingly complex legal and regulatory environment affecting employment; (iv) providing payroll and human resource administrative services that are reliable, accurate and delivered in a friendly and caring way; and (v) achieving scale advantages typically available to larger organizations. As of June 30, 1999, the Company provided PEO services to 4,084 clients with 54,313 employees in 46 states, primarily in ten different industries.

            The Company was established by NovaCare, Inc. (the "Parent"), in September 1996, as a subsidiary and commenced operations on October 1, 1996, concurrent with the acquisition of one PEO business. In February 1997, the Company acquired three additional PEO businesses and entered into a contract with the Parent to provide traditional PEO services to principally all of the Parent's worksite employees (the "NovaCare Contract"). During fiscal 1998, the Company completed three additional acquisitions - NovaPro, a temporary staffing business acquired from the Parent on July 1, 1997; AmeriCare Employers Group, Inc. ("AmeriCare"), a PEO based in Arizona, acquired on December 1, 1997; and Staff Leasing Systems, Inc. (" SLS"), a PEO based in Maryland, acquired on May 1, 1998. In addition, in November 1997 and June 1998, the Company expanded via start-up operations into two new markets, Atlanta and Philadelphia, respectively. See "Contractual Arrangement With Parent" for subsequent changes to the NovaCare Contract effective July 1, 1999. The Company acquired two additional PEO's during fiscal 1999, Pay America, Inc. ("Pay America"), a PEO based in Utah, on August 1, 1998 and Payday Professional Employer ("Payday"), a PEO based in New Mexico, on October 1, 1998.

            On September 8, 1999, the Company signed a definitive agreement to sell the Company to an investment group comprised of Patricof & Co. Ventures Inc., Fidelity Ventures Limited and AFLAC Incorporated (the "Investors"). Under the terms of the agreement, a new private company established by the Investors will acquire all of the outstanding common stock of the Company at a price of $2.50 per share. The purchase will be effected through a cash tender offer to the Company's stockholders and subsequent merger of the Company into a new private company managed by the Investors. The Parent also executed a definitive agreement, subject to certain conditions, to tender its shares in the tender offer at the price of $2.50 per share. The tender offer was approved by the Parent's stockholders on September 21, 1999 and is subject to the satisfaction of customary closing conditions. The tender offer commenced on September 15, 1999 and is expected to close during October 1999. See "Overview" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional details.

            The Company contractually assumes certain administrative, regulatory and financial employer responsibilities with respect to worksite employees in a "co-employment" relationship. The Company believes its clients benefit from the Company's services by: (i) improving profitability through lowering or controlling costs associated with workers' compensation, health insurance, other benefit coverage and regulatory compliance; (ii) improving productivity through reducing the time and effort expended by business owners and executives to deal with the complexities of employment management, enabling them to focus on their business core competencies and growth; and (iii) improving employee satisfaction and performance. The Company helps employers improve job satisfaction and performance of worksite employees by providing improved health care and related benefits, delivering training programs and providing dependable payroll and benefits administration.

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

PROFESSIONAL EMPLOYER ORGANIZATION INDUSTRY

     According to industry analysts, the PEO industry had approximately $22 billion in annual revenues during 1997 with an historical growth rate over the last five years of approximately 28% per year. According to the U. S. Small Business Administration, there are nearly six million businesses in the United States with fewer than 500 employees, employing over 52 million persons and with $1.2 trillion in aggregate annual payroll. The National Association of Professional Employer Organizations ("NAPEO") estimates that the PEO industry co-employs fewer than three million worksite employees. The Company believes, therefore, that approximately 49 million of these employees are currently unserved by the PEO industry.

     The PEO industry is highly fragmented. NAPEO data suggest that there are approximately 2,000 PEOs currently in operation. According to industry analysts, the ten largest PEOs account for approximately 39% of existing revenues in the industry. The Company believes that significant consolidation opportunities exist within the PEO industry due to increasing industry regulatory complexity and capital requirements associated with developing larger service delivery infrastructures, more diversified services and more sophisticated management information systems.

Demand for Services. The PEO industry evolved in the early 1980s in response to increasing employment and benefit costs, and the complexities of the legal and regulatory environment for the rapidly expanding small-to medium-sized business sector. The Company believes demand for PEO services will continue to increase as: (i) employment-related governmental regulation grows more complex; (ii) growth continues within the small-to medium-sized business community; (iii) the need to provide health and retirement benefits in a cost-effective convenient manner increases; and (iv) the business and regulatory communities accept and recognize the PEO industry. While various service providers, such as payroll processing firms, benefits and safety consultants and temporary services firms, are available to assist these businesses with specific tasks, such organizations do not typically provide the more comprehensive range of services generally offered by PEOs. PEOs enter into agreements with numerous small-to medium-sized employers, and can therefore achieve economies of scale as professional employers and offer benefits packages and human resource services at a level typically available only to larger companies which have greater resources to devote to human resources management. The Company believes PEO services will continue to experience growing demand because of the increasing trend among small-to medium-sized employers to: (i) outsource non-core competencies; (ii) seek to reduce employee benefit costs; (iii) manage employee-related risks and regulatory complexities; and (iv) attract better employees and retain them through improved benefit plans.

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

     - The market for PEO services, based on analyst reports, is approximately 94% unserved and is expected to grow at the rate of 28% per year for the next five years.

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

GROWTH STRATEGY

            The Company intends to grow through: (i) increasing investment in marketing and sales; (ii) focusing on geographic expansion; (iii) targeting high potential industries and services; (iv) acquiring PEOs and other employee service providers; and (v) entering into strategic alliances.

            Increasing Investment in Marketing and Sales. The Company's management is experienced in building businesses utilizing focused marketing strategies and professional sales forces. A significant part of the Company's marketing strategy is the continued development of its brand identity. A recognized brand name is a valuable marketing tool. The Company believes that its marketing efforts will benefit from its brand strategy. The Company's brand promise is to provide better human resource solutions at the best value. The Company seeks to create a more satisfying and more productive relationship between its worksite employees and clients by "caring for and about people." By effectively and consistently delivering against this service commitment, the Company believes it will attain a brand name reputation for operational excellence among existing and potential clients.

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

            Targeting High Potential Industries and Accounts. Targeted industries vary from market to market depending on the economic characteristics and business demographics of each geographic location. The Company intends to focus on industries with high gross profit per worksite employee and significant workers' compensation profit opportunities. High potential industries are those, such as health care and construction, that the Company believes could benefit most from the Company's risk management expertise (e.g., traditional high workers' compensation classifications) and the Company's offering of an extensive benefits package (e.g., industries facing a shortage of workers). Other high potential industries include those characterized by rapid growth or change. The sales force is expected to utilize the key industry strategy and become expert in one or more select industries in the markets in which they operate. The Company plans to target larger accounts where it can leverage its unique capabilities and expertise gained from servicing the Parent.

            Acquiring PEOs and Other Employee Service Providers. The Company believes that the opportunities for PEO consolidation are substantial with approximately 2,000 PEOs (according to an estimate by NAPEO) operating in a highly fragmented industry. The Company believes that industry consolidation will be driven by increasing industry and regulatory complexity, increasing capital requirements and the significant economies of scale available to PEOs with a concentration of clients and employees in target markets. The Company intends to make opportunistic acquisitions where appropriate to achieve greater density in targeted geographic markets or expand its service offering.

            Entering into Strategic Alliances. The Company is creating strategic alliances with service providers to small and medium-sized businesses. For example, in March 1999, the Company entered into a strategic alliance with AFLAC Incorporated, the nation's largest provider of supplemental insurance products with approximately 130,000 clients, whereby products and services are cross-sold among each firm's existing and targeted client base. The Florida Home Builders Association, an organization that has approximately 17,000 members with 450,000 worksite employees, has endorsed the Company as the PEO of choice for its members. Additionally, the Greater Philadelphia Chamber of Commerce has endorsed the Company as the exclusive PEO of choice for its approximately 6,000 business client members.

            With the trend toward outsourcing non-core competencies, small and medium-sized businesses typically have service relationships with accountants, attorneys, banks, trade associations and other business advisors. Alliances with these service providers offer cross-selling opportunities for the Company's employee services. Other potential alliances being pursued include additional product or service offerings, as well as creating additional sales distribution channels. The Company intends to develop such alliance opportunities as an extension of its existing marketing and sales capability.

OPERATING STRATEGY

            The Company has developed an operating strategy designed to control costs while supporting growth. The operating strategy encompasses implementing a sophisticated business model, which monitors performance while delivering customer intimacy with efficiency.

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

            The current business portfolio component of the management control system enables management to monitor new client start-ups, review client-specific financial and risk performance and employee and employer satisfaction. By focusing management attention on key business variables, the system permits day-to-day management to direct actions consistent with the Company's strategy and business plan. The business variables measured are the same as those used to assess new business, and include service delivery performance metrics, accounts receivable, at-risk clients and employer and employee satisfaction. The Company believes that attention to these variables increases gross profit per worksite employee. Lapsed business is analyzed to facilitate identification of service delivery system issues and to improve future client retention.

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

BUSINESS PROFILE

            In order to implement its strategy to provide better solutions at the best value, the Company provides six primary categories of employee services: (i) workers' compensation and safety management; (ii) unemployment insurance management; (iii) employee benefits procurement and administration;
(iv) human resource and compliance management; (v) payroll management; and (vi) other value-added services. By engaging the Company to provide these services, clients can focus on their core competencies.

            These services are provided under the Company's PEO client service agreement, which typically has an initial one-year term; thereafter, the agreement is renewed periodically. The agreement is subject to termination by the Company or the client upon 30 days' prior written notice. Service revenues, billed to clients along with each periodic payroll, are based on a pricing model that takes into account the gross pay of each employee and a mark-up that includes the estimated costs of employment-related taxes, providing insurance coverage and benefit plans, performing human resource administration, payroll, benefits and compliance management and other services and an administration fee. The specific mark-up varies by client based principally on the workers' compensation classification of the worksite employees, their human resource needs and the size of the client. Accordingly, the Company's average mark-up percentage will fluctuate based on client mix.

            Clients are required to pay the Company its total fee concurrent with the applicable payroll date. Although the Company is ultimately liable as the co-employer to pay employees for work previously performed, it retains the right to terminate the PEO client service agreement as well as the worksite employees upon non-payment by a client, which limits any future liability. This right and the periodic nature of payroll, combined with client credit verifications and the Company's client selection process, are used to control this exposure.

            Workers' Compensation and Safety Management. Workers' compensation is a state-mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs that result from work-related injuries and illnesses, regardless of fault and without any co-payment by employees. See "Regulation" below for a discussion of workers' compensation. Pursuant to the Company's PEO client service agreement, the Company assumes the obligations of its clients to pay workers' compensation claims. The Company seeks to control its workers' compensation costs through comprehensive risk evaluation of prospective clients, the prevention of workplace injuries, timely intervention with employee injuries, aggressive management of the medical costs related to such injuries and the prompt return of employees to work. The Company seeks to prevent workplace injuries by implementing a wide variety of training and safety programs. The Company's efforts to return employees to work quickly involve both rehabilitation services and the placement of employees in transitional, light-duty positions until they are able to resume their former positions.

            Unemployment Insurance Management. Pursuant to the Company's PEO client service agreement, the Company also assumes the obligation of its clients to pay unemployment insurance costs. The Company manages its unemployment insurance costs by establishing employee termination procedures, responding on a timely basis to unemployment claims, attending unemployment hearings and attempting to reassign employees to other worksites when a reduction in force occurs at any one worksite location.

            Employee Benefits Procurement and Administration. Pursuant to the Company's PEO client service agreement, the Company is required to provide mandated employee benefits to worksite employees. Additionally the Company offers worksite employees a voluntary benefits package that includes several health care options, such as point-of-service, preferred provider organizations, health maintenance organizations ("HMOs") and indemnity plans. Supplemental benefit programs offer dental care, prescription drugs, and life and disability insurance options. The Company also offers 401(k) retirement savings and cafeteria style plans to its eligible employees. The Company believes that its ability to provide and administer a wide variety of employee benefits on behalf of its clients tends to mitigate the competitive disadvantage small and medium-sized businesses normally face in the areas of employee benefit cost control and employee recruiting and retention.

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

            Other Value-Added Services. Since the acquisition of NovaPro on July 1, 1997, the Company has offered rehabilitation temporary staffing in the health care industry. The rehabilitation temporary staffing service currently can draw on a pool of approximately 6,000 rehabilitation clinicians to provide staff to health care providers. This business is supported by technology which provides detailed recruitment and sales productivity information for management purposes. It also generates billing and utilization reports for clients.

            The Company also plans to offer additional value-added services to clients and worksite employees. Such services may include employee recognition programs, travel discount arrangements, vision care, credit union membership, smart cards, warehouse club memberships and various financial services. Some of these services may generate fee income or commissions for the Company.

The Company's standard PEO client service agreement also establishes the division of responsibilities between the Company and the client as co-employers. The division of responsibilities is generally as follows:


             THE COMPANY                                   CLIENT                                      SHARED
------------------------------------        ------------------------------------             -------------------------
-  Payment of payroll                       -  Supervision of                                -  Implementation of
                                               job-specific activities of                       policies and practices
-  Tax reporting and payment                   worksite employees,                              relating to the
   (state and Federal                          including designation of                         employer-employee
   withholding, Federal                        job descriptions and                             relationship
   Insurance Contributions                     duties and
   Act ("FICA"), Federal                       responsibilities                              -  Selection of fringe
   Unemployment Tax Act                                                                         benefits,  including employee
   ("FUTA") and state                       -  Assignment to, and                               leave policies (other
   unemployment insurance                      ownership of, all                                than as controlled by the
   administration)                             intellectual property                            Family and Medical Leave
                                                                                                Act of 1993 or other
-  Workers' compensation                    -  Product liability                                laws)
   compliance, procurement,
   management, payment and                  -  Professional liability or                     -  Compliance with
   reporting                                   malpractice                                      provisions of the Internal
                                                                                                Revenue Code of 1986, as
-  Employee benefit                         -  Compliance with OSHA                             amended (the "Code"),
   procurement,                                regulations, state and                           regarding benefits
   administration and                          local government                                 discrimination
   payment                                     contracting provisions,
                                               professional licensing                        -  Hiring, terminating and
-  Compliance with                             requirements and fidelity                        disciplining worksite
   Immigration Reform and                      bonding requirements                             employees
   Control Act and Consumer
   Credit Protection Act, as                -  Negligent or tortious                         -  Compliance with Title VII
   well as monitoring                          conduct of worksite employees                    of the Civil Rights Act of
   changes in other                            acting under the                                 1964, the Age
   government regulations                      direction and control of                         Discrimination in
   governing the                               the client                                       Employment Act, the
   employer-employee                                                                            Americans with
   relationship and updating                -  Determination of                                 Disabilities Act, the
   the client when necessary                   compensation of worksite                         Fair Labor Standards Act
                                               employees                                        and similar state or
                                                                                                local legislation

                                                                                             -  Safety management and
                                                                                                training

CONTRACTUAL ARRANGEMENT WITH PARENT

            The Parent and the Company entered into the NovaCare Contract in February 1997, whereby principally all of the Parent's employees became co-employed by the Company. Under the NovaCare Contract, the Company had provided traditional PEO services such as payroll and benefits management, worksite safety evaluation, employment-related risk management and compensation and benefits consultation. In January 1998, the Parent initiated a restructuring plan to favorably position its long-term care services segment for recent changes in the Medicare reimbursement system as mandated by the Balanced Budget Act of 1997. The intent of the plan was to substantially reduce the cost of its workforce by transitioning to a lower cost operating model for providing quality therapy services. In support of this transition and to address the increased demand from the Parent for additional human resource services, the Company and the Parent amended the NovaCare Contract. The amended contract was a four-year agreement which became effective July 1, 1998.

            On March 31, 1999, the Parent announced that, due primarily to lower reimbursement rates and declines in rehabilitation caseloads at long-term care services customer facilities, resulting principally from the new reimbursement structure for therapy under the Medicare program, the Parent was forced to exit selected long-term care markets and facilities, and to continue to lower expenses by reducing labor costs. On June 1, 1999, the Parent sold its remaining long-term care services segment business to Chance Murphy, Inc., an independent company managed by a subsidiary of Integrated Health Services, Inc. In addition, on July 1, 1999, the Parent sold its orthotics and prosthetics services business to a subsidiary of Hanger Orthopedic Group, Inc. ("Hanger"). The Company entered into a six-month transition services agreement with Hanger.

            Based on these announcements, the Company and the Parent have negotiated new contract terms to reflect changes in the Parent's ongoing service needs. The new contract terms, which became effective July 1, 1999, consist of a four-year services agreement relative to the Parent's physical rehabilitation and occupational health (PROH) business and a six-month agreement relative to the Parent's corporate support services personnel. In addition, the Parent assumed certain costs associated with the Company's downsizing to adjust to the revised service needs.

            The Company evaluated the implications of these events on its organizational structure, and recorded a provision for restructure in the fourth quarter of fiscal 1999. The provision consisted principally of employee severance costs, which represent the accumulation of termination benefits as set forth in the Company's severance policy, and facility lease costs.

INFORMATION TECHNOLOGY

     The Company's nationwide information systems network connects its local customer service centers, regional processing centers, worksite employees, clients and service providers. These technologies include, but are not limited to, a combined Internet/Intranet access and electronic mail system, client server-based expertise, which provides distributed processing and rapid implementation of business changes and telecopier to data technology (which eliminates the need for manual data entry). The regional processing centers serve as disaster recovery backup sites, having the capability to handle the Company's operations for a short period of time.

            The Company currently uses commercially available software to manage information related to payroll processing, benefits administration, human resource management and employee enrollment. The Company has also developed the requirements to create a proprietary information management system to handle the expected growth in worksite employees. In July 1999, the Company entered into agreements with a nationally recognized software and technology provider and a leading information management consulting firm to develop and implement an enterprise-wide-information system for operating and financial applications. The cost of this commitment, including computer hardware, software and other related costs, approximates $2.7 million and is projected to be expended during fiscal 2000.

MARKETING AND SALES

            The Company's client base as of June 30, 1999 consisted of 4,084 client companies, representing 54,313 worksite employees. The Parent represented approximately 44% of the Company's fiscal 1999 revenues. The Company's clients, excluding the Parent, have an average of 11 worksite employees. As of June 30, 1999, the Company's approximate distribution of worksite employees by major Standard Industrial Classification ("SIC") code industry grouping was:

                                                                                        WITHOUT               WITH
                                                                                      THE PARENT           THE PARENT
                                                                                      ----------           ----------
 Wholesale/Retail Trade.......................................................            29%                  24%
 Construction.................................................................            19                   16
 Restaurants..................................................................            10                    8
 Health Care..................................................................             9                   25
 Hospitality..................................................................             8                    6
 Finance, Insurance and Real Estate...........................................             7                    6
 Manufacturing................................................................             5                    4
 Agriculture..................................................................             5                    4
 Transportation...............................................................             5                    4
 Property Management..........................................................             3                    3

            The Company is focused on serving clients in targeted industries that generate high gross profit per worksite employee. See "Growth Strategy" above. All prospective clients are evaluated individually on the basis of workers' compensation risk, group medical history, unemployment history and operating stability.

            The Company's marketing and sales efforts are focused on the Company's target markets and industries. The Company currently markets its services through 74 sales professionals who specialize in one or more of the Company's target industries. All sales representatives are direct employees. Employed sales representatives are paid a combination of salary and incentive compensation. The incentive is based on the gross profit projected to be earned with respect to a customer contract and is paid after the contract has been in effect for one full calendar month. The incentive is required to be repaid by the sales representative if the applicable contract is terminated within 120 days after inception. The Company's sales materials are client specific and communicate the Company's broad range of high quality services and the potential benefits to employers and employees.

            The Company utilizes professional marketing tools and strategies, including public relations and advertising, to communicate its brand promise and performance to target audiences. First, the Company will seek to identify target audiences through market research. The Company uses market research firms to assist in designing the messages to be delivered to the target audiences. Referrals from existing clients and professionals, as well as telemarketing and direct mail, are used to generate qualified customer leads. The sales force will then deliver targeted presentations to qualified prospects using industry and customer-specific marketing materials. These activities are intended to supplement and enhance the effectiveness of the Company's marketing efforts and reinforce brand loyalty on the part of employees and clients. Brand loyalty is expected to generate referrals, improve client retention and thereby improve profitability. The Company plans to survey the marketplace, its worksite employees and potential clients on a continuous basis to measure satisfaction and the effectiveness of its marketing efforts.

            For its worksite employees, the Company believes its brand promise is fulfilled by: (i) establishing a respectful and trusting relationship between the Company and its worksite employees through clearly defined policies and procedures, and competitive health care and related benefits; (ii) providing a positive work environment by way of risk prevention and safety and recognition programs; (iii) consistently rendering dependable and responsive employee services, most notably payroll and benefits administration and management; and
(iv) providing reassignment during cyclical changes in its client's businesses.

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

            The Company has historically benefited from a high level of client retention resulting in a recurring revenue stream. The Company's client attrition is attributable to a variety of factors, including: (i) client business failure; (ii) sale or acquisition of the client company; (iii) termination by the Company resulting from the client's inability to make timely payments or implement safety recommendations; (iv) the Company implementing health plan participation and employee contribution minimum requirements; and
(v) client nonrenewal due to price or dissatisfaction with service. The Company believes that only a small percentage of nonrenewing clients withdrew due to dissatisfaction with service or to retain the services of a competitor. The Company's portfolio management approach, utilizing a management control system focused on key operating variables, is designed to reduce further the incidence of non-renewal.

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

            The Company's sales management control system, which monitors activity both on an individual and a consolidated basis, is designed to ensure an efficient sales process in support of the Company's objectives. The measurement criteria used in the sales management process include the number of qualified sales leads generated, proposals presented, contract close ratio, number of worksite employees covered by signed contracts, profit per worksite employee and client retention.

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

            The sales leads result in initial presentations to prospective clients. The Company's sales executives then gather information about the prospective client, employees, workers' compensation job classifications and claims history, state unemployment experience, health insurance claims history, compatibility with the Company's workplace safety program philosophy, salary and the desired level of employee benefits and credit history. These various factors are reviewed in the context of the Company's pricing model and client selection profile. A client proposal is prepared for potential clients. This prospective client screening process plays a vital role in controlling the Company's cost and limiting exposure to liability.

            Once a prospective client accepts the Company's proposal, the new client is incorporated into the Company's system by a new account start-up team. A customer service manager then assumes responsibility for ensuring service performance for the client and its employees.

WORKERS' COMPENSATION AND HEALTH CARE PROGRAM

            The majority of the Company's controllable direct costs relate to workers' compensation benefits and health care. Consequently, the Company's ability to manage these worksite employee costs is critical to its success and profitability. To effectively manage its workers' compensation and health care costs, the Company utilizes: (i) careful underwriting and selection of new clients; (ii) effective workers' compensation injury prevention, medical management, rehabilitation and return to work techniques; and (iii) health care provider networks in key markets.

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

            When buying health care coverage for its employees, the Company believes its scale economics will be a source of leverage with insurers. Accordingly, the Company believes that over time it will be able to achieve attractive health care rates by forming strategic partnerships with national and regional providers in each local market.

COMPETITION

     The PEO industry consists of approximately 2,000 companies (according to an estimate by NAPEO), most of which serve a single market or region. The Company is the third largest PEO (measured by number of worksite employees) in the United States. According to industry analysts, the ten largest PEOs account for approximately 39% of the existing revenues in the industry. The Company considers its primary competition to include: (i) traditional in-house human resource departments; (ii) other PEOs; and (iii) providers of unbundled employment-related services, such as payroll processing firms, temporary employment firms, commercial insurance brokers, human resource consultants, workers' compensation insurers, HMOs and other specialty managed care providers.

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

     The Company believes that barriers to entry in the PEO industry are increasing primarily due to the following factors: (i) the complexity of the PEO business and the need for expertise in multiple disciplines; (ii) the three to five years of experience required to establish experience-rates in key cost areas of workers' compensation, health insurance and state unemployment; and
(iii) the need for sophisticated management information systems to track all aspects of business in a high growth environment.

REGULATION

            The Company is subject to local, state and Federal regulations, which include operating, financial and licensing requirements. Adding complexity to the Company's regulatory environment are: (i) uncertainties resulting from the non-traditional employment relationships created by PEOs; (ii) variations in state regulatory schemes; and (iii) the ongoing evolution of regulations regarding health care and workers' compensation.

            Many of the Federal and state laws and regulations relating to tax, benefit and employment matters applicable to employers were enacted prior to the development of non-traditional employment relationships and, accordingly, do not specifically address the obligations and responsibilities of PEOs or the co-employment relationship. Moreover, the Company's PEO services are regulated primarily at the state level. Regulatory requirements regarding the Company's business therefore vary from state to state, and as the Company enters new states it will be faced with new regulatory and licensing environments. There can be no assurance that the Company will be able to: (i) satisfy the licensing requirements or other applicable regulations of any particular state; (ii) provide the full range of services currently offered; or (iii) operate profitably within the regulatory environment of any state in which it does not obtain regulatory approval. The absence of required licenses would require the Company to restrict the services it offers. New legislation or new interpretations of current licensing and regulatory requirements could impose operating or licensing requirements on the Company which it may not be able to satisfy or which could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity. Additionally, interpretation of such legislation or regulation by regulatory agencies with broad discretionary powers could require the Company to materially modify its existing operations in order to comply with applicable regulations.

            The application of many laws to the Company's PEO services will depend on whether the Company is considered an employer under the relevant statutes and regulations. The Internal Revenue Service ("IRS") is currently examining this issue. See "Employee Benefit Plans" below. In addition, from time to time there have been proposals to expand the statutory definition of employer to include PEO's for certain purposes of the Code.

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

            PEO Licensing Requirements. A critical aspect of the growth of the PEO industry has been the increasing recognition and acceptance of PEOs by state authorities. As the concept of PEO services has become more understood by regulatory authorities and more brand name companies enter this industry, the regulatory environment has begun to shift from one of skepticism to one of recognition. During the mid-to late-1980s, legitimate industry participants were challenged to overcome well publicized failures of financially unsound and, in some cases, unscrupulous operators.

            While many states do not explicitly regulate PEOs, approximately one-third have licensing, registration or other regulatory requirements for PEOs and several additional states, including Pennsylvania, are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. The Company is licensed or registered in 13 states and expects to be licensed or registered in several more over the next twelve months. State regulation assists in screening insufficiently capitalized PEO operations, imposes requirements regarding payment of wages, taxes, benefits and workers' compensation and resolves issues concerning an employee's status for specific purposes under applicable state law. Because existing regulations are relatively new, there is limited interpretive or enforcement guidance available. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time.

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

            To date, the IRS has relied extensively on the common law test of employment in determining employer status and the resulting liability for failure to withhold. However, the IRS has formed a Market Segment Study Group for the stated purpose of examining whether PEOs, such as the Company, are the employers of the worksite employees under the Code provisions applicable to Federal employment taxes and, consequently, whether they are exclusively responsible for payment of employment taxes on wages and salaries paid to such employees. Another stated purpose of the Market Segment Study Group was to determine whether owners of client companies can be employees of PEOs under the Federal employment tax laws.

            IRS officials have reported that the Market Segment Study is near completion and that the issuance of a tax advice memorandum has been delayed pending the outcome of legislation to be proposed by the PEO industry. NAPEO is in the process of drafting federal legislation that will recognize qualified PEOs as the employer for employment tax and benefit plan purposes. Specifically, the legislation would establish that a company's PEO would be considered to be the employer of such company's employees for purposes of tax collection, reporting and remittance. It would also clarify and establish that as an employer, a PEO can sponsor employee benefit plans, including defined contribution plans, such as 401(k) plans. NAPEO believes that this federal legislation will become law at some point in the future.

            The interpretive uncertainties raised by the Market Segment Study Group may affect the Company's ability to report employment taxes on its own account rather than for the accounts of its clients and would increase administrative burdens on the Company's payroll service function.

            Employee Benefit Plans. The Company offers various employee benefit plans to its worksite employees, including 401(k) plans (a defined contribution plan with an employer contribution feature), cafeteria plans, group health plans, group life insurance plans, group disability insurance plans and employee assistance programs. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees.

            The Market Segment Study Group was established by the IRS to examine whether PEOs, such as the Company, are the employers of worksite employees under Code provisions applicable to certain employee benefit plans and consequently able to offer to worksite employees benefit plans that qualify for favorable tax treatment. The Company is unable to predict the actual timing of the release of any report or nature of the findings of the Market Segment Study Group or the ultimate outcome of such conclusions or findings. If the IRS study were to conclude that a PEO is not an employer of its worksite employees for plan purposes, worksite employees might not be able to continue to make contributions to the Company's 401(k) plans or cafeteria plans. The Company believes that, although unfavorable to the Company, a prospective application by the IRS of an adverse conclusion would not have a material adverse effect on its financial position and results of operations. If such conclusion were applied retroactively, employees' vested account balances would become taxable immediately, the Company would lose its tax deduction to the extent the contributions were not vested, the plans' trusts would become taxable trusts and penalties could be assessed. In such a case, the Company would face the risk of client dissatisfaction as well as potential litigation. A retrospective application by the IRS could have a material adverse effect on the Company's business, financial position, results of operations and liquidity. While the Company believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues.

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

CORE (NON-WORKSITE) EMPLOYEES

      At June 30, 1999, the Company had 471 core employees. None of the Company's core employees are represented by a collective bargaining agreement and the Company is not aware of any current activity to organize any of its core employees. The Company considers relations with its core employees to be good. For information with respect to the Company's worksite employees, see "Marketing and Sales" above.

INSURANCE

            The Company believes that it maintains the types and amounts of insurance customary in the industry, including coverage for general liability, directors and officers, crime, fiduciary and workers' compensation. The Company considers its insurance coverage to be adequate both as to risks and amounts.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company who served during the fiscal year are as follows:

                  NAME                    AGE                          POSITION
   ----------------------------------   ------  ---------------------------------------------
   Loren J. Hulber...................     57    President, Chief Executive Officer and
                                                Director
   Aven A. Kerr......................     53    Executive Vice President and Chief Operating
                                                Officer
   Thomas D. Schubert................     38    Senior Vice President and Chief Financial Officer
   Kenneth J. Jankowski..............     44    Senior Vice President of Client Services and
                                                Chief Information Officer
   Andrew W. Stith...................     31    Senior Vice President of Marketing and Sales
   Christina D. Harris, Esquire......     37    Senior Vice President of Regulatory Affairs
                                                and Compliance and General Counsel
   Ronald N. Shostack................     44    Senior Vice President of Strategic Planning
   Edwin A. Neumann..................     32    Vice President of Finance and Chief Accounting Officer

            The following is a brief summary of the business experience of each of the executive officers of the Company:

            Loren J. Hulber. Mr. Hulber has been the President, Chief Executive Officer and a director of the Company since March 3, 1997. For the previous ten years, he served in various capacities for Fortune Brands, Inc., most recently as President and Chief Executive Officer of Day-Timers, Inc., a subsidiary specializing in time management and personal organization. From 1973 until 1981, Mr. Hulber was President and Chief Executive Officer of Durand Corporation, an office products company. Upon Durand Corporation's acquisition by Jostens, Inc. in 1981 and until 1987, Mr. Hulber was President of that company's Business Products Group, a provider of business products and services. Mr. Hulber previously served as Vice Chairman of the Board of Trustees of Lehigh Valley Hospital and Health Network.

            Aven A. Kerr. Ms. Kerr became Executive Vice President and Chief Operating Officer of the Company in June 1998. Ms. Kerr was previously Senior Vice President, Human Resources of the Parent since October 1996. From November 1995 to September 1996, she was Senior Vice President, Administration and Systems at United Healthcare Corp. She was Senior Vice President, Human Resources at MetraHealth Care Company from May 1995 to November 1995. Prior to that, she was employed by Prudential Insurance Company for 27 years in various positions, most recently as Senior Vice President, Central Atlantic Operations.

            Thomas D. Schubert. Mr. Schubert has been the Senior Vice President and Chief Financial Officer of the Company since June 4, 1997. Prior to joining the Company, he served in various capacities with Chemical Leaman Tank Lines, Inc., a transportation and logistics company, since 1991, most recently as Vice President of Finance. From 1984 to 1990, he worked in the accounting/auditing practice with the Philadelphia office of Ernst & Young LLP where he managed a variety of client engagements in the manufacturing and service sectors.

            Kenneth J. Jankowski. Mr. Jankowski became Senior Vice President of Client Services and Chief Information Officer in January 1998. Prior to joining the Company, Mr. Jankowski was most recently Vice President and Chief Information Officer for Whirlpool Financial Corporation from March 1995 to January 1998, where he was responsible for all information service functions and system operations worldwide. Prior to this appointment, Mr. Jankowski served in various corporate and staff management positions with Whirlpool from July 1989 to February 1995. Mr. Jankowski had additional management positions with TRW, Inc., The First National Bank of Chicago and Baxter International Inc. from March 1982 through June 1989.

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

            Christina D. Harris, Esq. Ms. Harris became Senior Vice President of Regulatory Affairs and Compliance of the Company on July 18, 1997 and assumed the position of General Counsel on May 1, 1998. Prior to joining the Company, she was National Vice President of Marketing (Alternative Staffing) for AIG Risk Management, Inc. ("AIG") from April 1996 to July 1997. Before joining AIG, she was Vice President for Legal and Regulatory Affairs and General Counsel for The Vincam Group, Inc., a PEO, from December 1991 to April 1996. Ms. Harris has served as NAPEO's chief delegate on employment law to its government affairs committees and as Chairperson of its Legal Advisory Council. She is also the current President of Mid-Atlantic Association of Professional Employers ("MAAPE") and past president of the Florida Association of Professional Employer Organizations ("FAPEO"), both chapters of NAPEO. Ms. Harris currently serves on the Board of Directors of NAPEO.

            Ronald N. Shostack. Mr. Shostack became Senior Vice President of Strategic Planning in January 1998. Previously, Mr. Shostack was founder, President, Chief Executive Officer and majority shareholder of AmeriCare, a PEO based in Phoenix, Arizona, which was established in 1982 and acquired by the Company in December 1997. Prior to founding AmeriCare, Mr. Shostack was a Certified Public Accountant with Laventhol and Horwath.

            Edwin A. Neumann. Mr. Neumann became Vice President of Finance and Chief Accounting Officer on July 1, 1999. Mr. Neumann was previously the Corporate Controller of the Company since October 1997. From September 1996 to October 1997, he was Senior Manager of the Corporate Audit department for Crown Cork & Seal Company, Inc., a global manufacturer of packaging products. From 1993 to 1996, he worked in the accounting/auditing practice with the Philadelphia office of Ernst & Young LLP, where he managed a variety of client engagements in the manufacturing, aerospace and defense, and service industries.

ITEM 2.  PROPERTIES

     The Company's principal executive offices are located at the Valley Forge Corporate Center, 2621 Van Buren Avenue, Norristown, Pennsylvania 19403 where the Company leases approximately 30,000 square feet. The lease for this office space expires in July 2004. In addition, the Company leases other office space at approximately 17 locations in various cities within the United States. The terms of these lease arrangements are typically three to five years in duration. See Note 11 of Notes to Consolidated Financial Statements for further information concerning the Company's leases for its facilities.

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

                                                                   COMMON STOCK PRICES
                                                             -------------------------------
                                                                  HIGH                LOW
                                                             ---------------    ------------
YEAR ENDED JUNE 30, 1999:
  First Quarter............................................     $9.38              $3.00
  Second Quarter...........................................      6.19               2.97
  Third Quarter............................................      8.56               5.09
  Fourth Quarter...........................................      6.63               2.75

YEAR ENDED JUNE 30, 1998:
  Second Quarter (beginning November 11, 1997).............     $10.00             $6.31
  Third Quarter............................................       8.00              5.13
  Fourth Quarter...........................................      10.19              6.94

     As of September 14, 1999, there were approximately 100 shareholders of record of common stock. This number does not include beneficial owners of the common stock whose shares are held in "nominee" or "street name" by various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

     The aggregate offering price of the shares sold by the Company, including the over-allotment provision, approximated $51.8 million. The net proceeds from the Offering, after deducting offering costs of $6.1 million, amounted to $45.7 million and were used by the Company to pay the Company's outstanding revolving credit loan of $28.4 million from the Parent and pay $17.2 million to retire deferred purchase obligations. The remaining proceeds have been allocated for general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below have been derived from the audited financial statements of the Company, and the predecessor company, Resource One, Inc., which are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1998. The selected financial data for the Company and its predecessor should be read in conjunction with the financial statements and notes thereto, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations".



                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                FINANCIAL SUMMARY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THE COMPANY
                               -------------------------------------------------------------- -


                                  FOR THE YEARS  ENDED JUNE 30            PERIOD FROM
                               -------------------------------------     OCTOBER 1, 1996
                                      1999                1998           TO JUNE 30, 1997
                               ----------------      ---------------  ---------------------

STATEMENT OF OPERATIONS
  DATA:(2)
Revenues(3)..................    $    1,544,622      $    1,271,757        $    394,193
                               ================      ==============        ============
Gross profit.................            64,001              41,547              12,238
Selling, general and
  administrative
  expenses...................            42,479              27,848               8,273
Amortization of excess
  cost of net assets
  acquired...................             3,571               2,801               1,034
Provision for restructure....               910                  --                  --
                               ----------------      --------------         -----------
Income from operations.......            17,041              10,898               2,931
Interest (expense) income,
  net........................              (382)               (699)               (697)
                               -----------------     --------------        ------------
Income before income
  taxes......................            16,659              10,199               2,234
Income taxes.................             7,663               4,743               1,542
                               ----------------      --------------        ------------
Net income...................    $        8,996      $        5,456        $        692
                               ================      ==============        ============
Historical net income
  (loss) per share, with
  accretion adjustment:
  Basic(5)...................    $          .31      $          .17        $       (.02)
  Assuming dilution(5).......    $          .30      $          .17        $       (.02)
Proforma net income per
  share, excluding
  accretion adjustment:
  Basic(5)...................    $          .31      $          .22        $        .04
  Assuming dilution(5).......    $          .30      $          .22        $        .04

                                                        THE COMPANY
                               --------------------------------------------------------------

                                                      AS OF JUNE 30,
                                     1999                 1998               1997
                               ----------------     ----------------   ----------------
BALANCE SHEET DATA:
Current assets.............       $    54,132          $    76,532        $    39,879
Total assets...............           144,614              157,421             95,998
Current liabilities(4).....            60,304               84,431             88,721
Financing
  arrangements(4)..........               425                  739              1,068
Shareholders' equity.......            79,795               61,806                301

                                                  PREDECESSOR COMPANY
                               ------------------------------------------------------------

                                FOR THE NINE                 FOR THE YEARS ENDED
                                MONTHS ENDED                      DECEMBER 31,
                                SEPTEMBER 30,     ----------------------------------------
                                     1996(1)              1995                1994
                               ------------------  -----------------   --------------------

STATEMENT OF OPERATIONS
  DATA:(2)
Revenues(3)..................      $   23,465         $    18,749         $    11,987
                                   ==========         ===========         ===========
Gross profit.................           1,838               2,096               2,005
Selling, general and
  administrative
  expenses...................           1,767               1,763               1,683
Amortization of excess
  cost of net assets
  acquired...................              --                  --                  --
Provision for restructure....              --                  --                  --
                                  -----------          ----------          ----------
Income from operations.......              71                 333                 322
Interest (expense) income,
  net........................               6                  (5)                  1
                                   ----------         -----------         -----------
Income before income
  taxes......................              77                 328                 323
Income taxes.................              21                  64                  94
                                   ----------         -----------         -----------
Net income...................      $       56         $       264         $       229
                                   ==========         ===========         ===========
Historical net income
  (loss) per share, with
  accretion adjustment:
  Basic(5)...................      $       --         $        --         $        --
  Assuming dilution(5).......      $       --         $        --         $        --
Proforma net income per
  share, excluding
  accretion adjustment:
  Basic(5)...................      $       --         $        --         $        --
  Assuming dilution(5).......      $       --         $        --         $        --

                                                   PREDECESSOR COMPANY
                               ------------------------------------------------------------
                                    AS OF
                                SEPTEMBER 30,                AS OF DECEMBER 31,
                                   1996(1)               1995                1994
                               ---------------     ----------------    --------------------
BALANCE SHEET DATA:
Current assets.............       $   1,320            $     986           $     821
Total assets...............           1,544                1,241               1,006
Current liabilities(4).....           1,087                  748                 591
Financing
  arrangements(4)..........               8                  101                 164
Shareholders' equity.......             449                  393                 345

(1) The Company commenced operations effective October 1, 1996, concurrent with the acquisition of Resource One, Inc., which was accounted for as a purchase. In February 1997, the Company acquired three additional PEOs -- Employee Services of America, Inc., Prostaff Human Resources, Inc. and The TPI Group, Ltd. and entered into the NovaCare Contract. The Company completed three acquisitions during the year ended June 30, 1998, that included NovaPro, a rehabilitation temporary staffing business, acquired from the Parent on July 1, 1997, AmeriCare acquired December 1, 1997 and SLS acquired on May 1, 1998. During the year ended June 30, 1999, the Company acquired Pay America and Payday on August 1, 1998 and October 1, 1998, respectively. See Note 1 of the Notes to Consolidated Financial Statements.

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

(5) For the year ended June 30, 1998 and for the period October 1, 1996 to June 30, 1997 historical net income per share is computed by dividing net income, net of the accretion of mandatorily redeemable common stock, by the weighted average number of shares outstanding. Pro forma net income per share excludes the accretion of mandatorily redeemable common stock. See Note 1 of the Notes to Consolidated Financial Statements.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     NovaCare Employee Services, Inc. (the "Company") is one of the largest (measured by number of worksite employees) professional employer organizations ("PEOs") in the United States. The Company is an employee services company that provides small-to medium-sized businesses with comprehensive, fully integrated outsourcing solutions to human resource needs, including payroll management, workers' compensation risk management, health care and other employee benefits management, unemployment services, temporary staffing and human resource consulting services. The Company was established by NovaCare, Inc. (the "Parent"), in September 1996, as a subsidiary and commenced operations on October 1, 1996, concurrent with the acquisition of Resource One, Inc. In February 1997, the Company acquired three additional PEO businesses -- Employee Services of America, Inc.; The TPI Group, Ltd.; and Prostaff Human Resources, Inc., and entered into a contract with the Parent to provide traditional PEO services to principally all of the Parent's worksite employees (the "NovaCare Contract"). During fiscal 1998, the Company completed three additional acquisitions -- NovaPro, a rehabilitation temporary staffing business acquired from the Parent on July 1, 1997; AmeriCare Employers Group, Inc. ("AmeriCare"), a PEO based in Arizona, acquired on December 1, 1997; and Staff Leasing Systems, Inc. ("SLS"), a PEO based in Maryland, acquired on May 1, 1998. In addition, in November 1997 and June 1998, the Company expanded via start-up operations into two new markets, Atlanta and Philadelphia, respectively. During fiscal 1999, the Company acquired Pay America, Inc. ("Pay America"), a PEO based in Utah, on August 1, 1998 and Payday Professional Employer ("Payday"), a PEO based in New Mexico, on October 1, 1998. At June 30, 1999, the Company served 4,084 client organizations with 54,313 employees in 46 states, principally in ten different industries.

Strategic Alternative Review and Sale of Company

     On August 13, 1999, the Parent sent a proxy statement ("Proxy Statement") to the stockholders asking them to consider and vote upon proposals to approve:
(i) the sale of the Parent's outpatient physical rehabilitation and occupational health business (the "PROH Sale"), (ii) the sale of the Parent's interest in the Company (the "NCES Sale") and (iii) the adoption of the Plan of Restructuring of the Parent (the "Restructuring Proposal"). On September 21, 1999 the Parent's stockholders approved the three proposals noted above.

     On September 8, 1999 the Company signed a definitive agreement to sell the Company to an investment group comprised of Patricof & Co. Ventures Incorporated, Fidelity Ventures Limited and AFLAC Incorporated (the "Investors"). Under the terms of the agreement, a new private company established by the Investors will acquire all of the outstanding common stock of the Company at a price of $2.50 per share. The purchase will be effected through a cash tender offer to the Company's stockholders and subsequent merger of the Company into a new private company managed by the Investors. The Parent also executed a definitive agreement, subject to certain conditions, to tender its shares in the tender offer at the price of $2.50 per share. The tender offer is subject to the satisfaction of customary closing conditions. The tender offer commenced on September 15, 1999 and is expected to close during October 1999.

     The Parent is in the process of seeking buyers for its PROH business and anticipates that PROH will be structured as a stock sale. While, to date, no definitive agreement has been entered into with respect to the PROH Sale, the Parent sought stockholder approval via the Proxy Statement to proceed with the sale when a suitable buyer is identified and a definitive agreement is negotiated with such buyer. The consummation of the sale would be subject to the receipt by the Parent of the minimum sales price set forth in the Proxy Statement, obtaining the opinion of financial advisors in connection with the sale and approval by the Board of Directors of the Parent of the terms of any definitive sale agreement. Except as requested in the Proxy Statement, no further stockholder vote will be solicited by the Parent for the PROH Sale or the NCES Sale. Accordingly, the Parent's stockholders will not have the opportunity to vote on the definitive sale agreements.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

     With the approved Plan of Restructuring, the Parent intends to seek to reinvest the net proceeds to the Parent from the PROH Sale and the NCES Sale, after the payment of liabilities, in a new business or businesses. Any such reinvestment would be subject to the further vote and approval of the stockholders of the Parent. If the Parent is unable, or chooses not, to reinvest any proceeds in a new business or businesses, the Parent will liquidate.

Initial Public Offering

     In November 1997, the Company completed an initial public offering (the "Offering") of 5,000,000 shares of its common stock. Subsequent to the Offering an additional 750,000 shares were issued pursuant to the exercise of an over-allotment provision for a total issuance of 5,750,000 shares. The net proceeds from the Offering (including the exercise of the over-allotment provision), after deducting offering costs of $6.1 million, amounted to $45.7 million and were used by the Company to pay an outstanding revolving credit loan to the Parent and to retire deferred purchase price obligations due to the former owners of the businesses acquired. At June 30, 1999, the Parent owned approximately 67% of the Company's outstanding common stock.

Contractual Arrangement with Parent

     The Parent and the Company entered into the NovaCare Contract in February 1997, whereby principally all of the Parent's employees became co-employed by the Company. Under the NovaCare Contract, the Company provided traditional PEO services such as payroll and benefits administration, worksite safety evaluation, employment-related risk management and compensation and benefits consultation. In fiscal 1998, the Parent paid the Company a fee for its services equal to the salary and Federal payroll costs plus an average base fee of 9.7% of gross earnings of employees, or approximately 117% of the gross earnings of employees covered under the NovaCare Contract.

In January 1998, the Parent initiated a restructuring plan to favorably position one of its operating divisions for recent changes in the Medicare reimbursement system as mandated by the Balanced Budget Act of 1997. The intent of the plan was to substantially reduce the cost of its workforce by transitioning to a lower cost operating model for providing quality therapy services. In support of this transition and to address the increased demand from the Parent for additional human resource services, the Company and the Parent amended the NovaCare Contract effective July 1, 1998. The amended contract provided the existing PEO services and a broader array of services, including recruiting, employee training and orientation, outplacement and human resource consulting. The amended contract was principally a fee-for-service contract, replacing the previous contract, which was priced as a percentage of payroll. Due to the specialty nature of the additional services, the Company realized increased gross profit and operating profit margins on the amended contract compared with the previous arrangement.

     On March 31, 1999, the Parent announced that, due primarily to lower reimbursement rates and to declines in rehabilitation caseloads at long-term care facilities resulting from the new reimbursement structure for therapy under the Medicare program, it would be forced to exit selected long-term care markets and facilities, and would continue to lower expenses by reducing labor costs. On June 1, 1999, the Parent sold its remaining long-term care services business segment to Chance Murphy, Inc. In addition, on July 1, 1999, the Parent sold its orthotics and prosthetics services business to a subsidiary of Hanger Orthopedic Group, Inc.

     Based on these events, the Company and the Parent negotiated a new service arrangement to reflect changes in the Parent's ongoing service needs. The new arrangements, which became effective July 1, 1999, consists of a four-year agreement relative to the Parent's physical rehabilitation and occupational health division (PROH) and provides for PEO services such as payroll and benefits administration, worksite safety evaluation, employment related risk management and compensation and benefits consultation. The new contract is principally a fee-for-service contract. The Company also entered into a six-month transition service agreement with the Parent's corporate support services group. In addition, the Parent assumed certain costs associated with the Company's downsizing to adjust to the revised service needs.

     PROH may not terminate the NovaCare Contract except in the event of (i) the breach of any of the Company's agreements, duties, or performance standards under the NovaCare Contract; (ii) the making of false or misleading representations, warranties, or statements of material fact in documents submitted by or on behalf of the Company to the Parent; or (iii) the insolvency, bankruptcy, or receivership of the Company.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

Provision for Restructure

     The events described above in "Contractual Arrangement with Parent" will have an adverse impact on the future operating results of the NovaCare Contract and the Company's temporary staffing services business. The Company evaluated the implications these events will have on its organizational structure, and recorded a $910,000 ($491,000 net of tax) pre-tax restructure charge in the fourth quarter of fiscal 1999. The provision consists principally of employee severance costs and facility lease costs.

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

Direct Costs

     The Company's primary direct costs are: (i) the salaries and wages of worksite employees (gross earnings) and the employer's portion of Social Security, Medicare and Federal unemployment taxes; (ii) employee benefit plan costs; (iii) workers' compensation costs; (iv) state unemployment taxes; and (v) salaries and benefit costs of employees who provide the new administrative services to the Parent under the amended NovaCare Contract. Salaries and wages of worksite employees are affected by the inflationary effects on wage levels and by differences in the local economies of the Company's markets. Changes in gross earnings have a proportionate impact on the Company's revenues. The Company can significantly impact its gross profit margin by actively managing the direct costs described in clauses (ii), (iii) and (iv) above (hereinafter referred to as "controllable direct costs").

     Federal employment-related taxes consist of the employer's portion of payroll taxes required under FICA, which includes Social Security and Medicare, and Federal unemployment taxes. The Federal tax rates are defined by the appropriate Federal regulations.

     Employee benefit plan costs consist of medical insurance premiums, payments of and reserves for claims subject to deductibles, and the costs of dental care, vision care, disability, employee assistance and other similar benefit plans. The Company's health care benefit plans consist of guaranteed cost programs, with third party insurers providing insurance. A portion of the NovaCare Contract worksite employees are covered by a self-insured plan with reinsurance for claims that exceed certain levels ("stop loss coverage"). Liabilities for health care self-insured claims are recorded based on the Company's evaluation of the nature and severity of individual claims and past claims experience and include an estimate for incurred but not reported claims. The Company's current group health care benefit plans are provided by national and regional health care providers under separate contracts.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

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

     State unemployment taxes are based on rates, which vary from state to state. Generally they are subject to certain minimum rates, but the aggregate rates payable by an employer are affected by the employer's claims history. The Company controls unemployment claims by aggressively contesting unfounded claims and, when possible, quickly returning employees to work by reassigning them to other worksites.

Selling, General and Administrative Expenses

     The Company's principal selling, general and administrative expenses are salaries, wages, benefits and other personnel expenses of administrative employees and sales associates, general and administrative expenses and marketing and sales expenses.

Income Taxes

The Company's provision for income taxes differs from the U.S. statutory rate of 35% due primarily to state income taxes and non-deductible goodwill amortization.

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

     The following table sets forth certain income statement and statistical data for the years ended June 30, 1999 and 1998 and the period from October 1, 1996 (inception) to June 30, 1997.

                                                                                        FOR THE PERIOD FROM
                                                                ------------------------------------------------------------------
                                                                          JULY 1, 1998                       JULY 1, 1997
                                                                               TO                                 TO
           (TABLE IN THOUSANDS, EXCEPT PERCENTAGES)                       JUNE 30, 1999                      JUNE 30, 1998
                                                                -------------------------------    -------------------------------
                                                                        $                %                 $                  %
                                                                ----------------  -------------    ----------------  -------------
OPERATING RESULTS:
  Revenues...................................................   $1,544,622              100.0%         $1,271,757         100.0%
  Direct costs:
  Salaries, wages and employment taxes of
    worksite employees.......................................    1,372,560               88.9           1,136,547          89.3
  Health care, workers' compensation, state
     unemployment taxes and other............................      108,061                7.0              93,663           7.4
                                                                -----------       -----------      --------------          ----
     Gross profit............................................       64,001                4.1              41,547           3.3
  Selling, general and administrative
      expenses...............................................       42,479                2.8              27,848           2.2
  Amortization of excess cost of net assets
     acquired................................................        3,571                0.2               2,801           0.2
  Provision for restructure..................................          910                0.0                   -           0.0
                                                                --------------    -----------      --------------      ----------
     Income from operations..................................       17,041                1.1              10,898           0.9
  Interest expense, net......................................         (382)               ---                (699)         (0.1)
                                                                --------------    -----------      --------------          ----
     Income before income taxes..............................       16,659                1.1              10,199           0.8
  Income tax expense.........................................        7,663                0.5               4,743           0.4
                                                                -------------     -----------      --------------          ----
     Net income..............................................    $   8,996                0.6%     $        5,456           0.4%
                                                                ============      ============     ==============          ====

                                                                      FOR THE PERIOD FROM
                                                                -----------------------------------
                                                                        OCTOBER 1, 1996
                                                                        (INCEPTION), TO
           (TABLE IN THOUSANDS, EXCEPT PERCENTAGES)                      JUNE 30, 1997
                                                                -----------------------------------
                                                                        $                %
                                                                ----------------  -----------------
OPERATING RESULTS:
  Revenues...................................................    $    394,193       100.0%
  Direct costs:
  Salaries, wages and employment taxes of
    worksite employees.......................................         357,238         90.6
  Health care, workers' compensation, state
     unemployment taxes and other............................          24,717          6.3
                                                                 ------------         ----
     Gross profit............................................          12,238          3.1
  Selling, general and administrative
      expenses...............................................           8,273          2.1
  Amortization of excess cost of net assets
     acquired................................................           1,034          0.3
  Provision for restructure..................................               -          0.0
                                                                 ------------     ----------
     Income from operations..................................           2,931          0.7
  Interest expense, net......................................            (697)        (0.2)
                                                                 ------------         ----
     Income before income taxes..............................           2,234          0.5
  Income tax expense.........................................           1,542          0.4
                                                                 ------------         ----
     Net income..............................................    $        692         0.1%
                                                                 ============         ===

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

                                                                                        FOR THE PERIOD FROM
                                                                  ------------------------------------------------------------

                                                                      JULY 1, 1998        JULY 1, 1997          OCTOBER 1, 1996
                                                                           TO                    TO             (INCEPTION) TO
                                                                        JUNE 30,              JUNE 30,             JUNE 30,
                                                                          1999                  1998                 1997
                                                                  -------------------   -------------------  -----------------
STATISTICAL DATA:
  EBITDA (in thousands)(1).................................             $    23,203      $      14,726            $    4,217
                                                                  ================        ============            ==========

  Number of clients at period end..........................                   4,084              3,001                 1,742

  Worksite employees at period end:
     Third parties.........................................                  44,557             34,105                18,634
     Related party.........................................                   9,756             18,747                16,394
                                                                  ------------------         ---------            ----------
          Total............................................                  54,313             52,852                35,028
                                                                  =================          =========            ==========

  Weighted average worksite employees paid during the
     period:
     Third parties.........................................                  39,867             26,728                11,764
     Related party.........................................                  16,109             16,634                15,879
                                                                  -----------------          ---------            ----------
     Weighted average......................................                  55,976             43,362                18,582
                                                                  =================          =========            ==========

  Year-to-date gross profit per weighted average
     worksite employee (in whole $'s):
     Third parties.........................................           $         811        $       783            $      665
     Related party.........................................                   1,967              1,212                   650
     Weighted average......................................                   1,143                958                   659


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

Year Ended June 30, 1999 Compared With the Year Ended June 30, 1998

     Revenues totaled $1.545 billion for the year ended June 30, 1999, compared to $1.272 billion for the year ended June 30, 1998, representing an increase of $273 million or 21%. During this period, third party revenues increased $359.5 million or 72%, while related party revenues decreased $86.7 million or 11%. The overall increase is attributable to an increased number of third party clients and worksite employees served. From June 30, 1998 to June 30, 1999, the number of third party clients increased 36% from 3,000 to 4,083, while the number of weighted average worksite employees increased 49% from 26,728 to 39,867. The increases are attributable to: (i) additions from businesses acquired; (ii) internal growth in existing markets; and (iii) start-up of new markets. The Company expects continued third party growth in the number of clients and worksite employees in fiscal 2000 based upon expansion into new markets through either platform acquisitions or start-up operations and internal growth in existing markets. The decline in related party revenues was due to a reduction in worksite employees caused by the Parent exiting the long-term care market.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

     Gross profit was $64.0 million for the year ended June 30, 1999, compared to $41.5 million for the year ended June 30, 1998, representing an increase of $22.5 million or 54%. The increase in gross profit is attributable to: (i) additional higher margin services provided to the Parent under the amended NovaCare Contract; (ii) gross profit from newly acquired businesses; (iii) internal growth resulting from increased clients and worksite employees in the Company's existing markets; and (iv) growth from the start-up of new markets. Gross profit as a percentage of revenues increased from 3.3% in the prior year to 4.1% for the year ended June 30, 1999. The improvement is attributable to:
(i) additional higher margin services provided under the amended NovaCare Contract which became effective July 1, 1998; (ii) third party business, which has a higher gross profit margin, comprising a larger portion of the Company's operations compared to the same period in the prior year; and (iii) the provision of higher margin temporary staffing services to the Parent. The third party gross profit per weighted average worksite employee increased to $811 for fiscal 1999 from $783 for fiscal 1998. The increase is attributable to improved same market gross profit per worksite employee and the impact of newly acquired businesses. The related party gross profit per weighted average worksite employee increased to $1,967 for fiscal 1999 from $1,212 for fiscal 1998 due to:
(i) the higher margin services provided under the amended NovaCare Contract; and
(ii) the provision of higher margin temporary staffing services.

     Selling, general and administrative expenses increased $14.7 million, from $27.8 million for the year ended June 30, 1998 to $42.5 million for the year ended June 30, 1999. The increase results from increased staffing and other expenses associated with: (i) the timing of acquisitions; (ii) the selling, general and administrative impact of new services provided under the amended NovaCare Contract; (iii) executing the Company's internal growth strategy; and
(iv) opening new markets. As a percentage of revenue, selling, general and administrative expenses were 2.8% for the year ended June 30, 1999, compared to 2.2% for the same period in the prior year. The increase in selling, general and administrative expenses as a percentage of revenues is due primarily to: (i) the additional services provided under the amended NovaCare Contract; (ii) an increase in expenses to support the Company's expanding infrastructure; and
(iii) third party operations, which have higher selling, general and administrative expenses as a percentage of revenue, comprising a larger portion of the current period's expenses. The Company anticipates that selling, general and administrative expenses associated with the NovaCare Contract will decrease in fiscal 2000 due to the reduction in the Parent's worksite employee base. Expenses associated with the Company's third party business are expected to increase in future periods to the extent the Company continues to experience growth and expand its service offerings.

     Amortization of excess cost of net assets acquired increased to $3.6 million for the year ended June 30, 1999 from $2.8 million for the comparable period in the prior year, principally as a result of fiscal 1999 acquisitions and the full year effect of businesses acquired in fiscal 1998.

     Interest expense, net of investment income, decreased to $382,000 for the year ended June 30, 1999 from $699,000 for the comparable period in the prior year. The decrease is due primarily to a reduction in related party interest expense. During the second quarter of fiscal 1998, the Company repaid all outstanding indebtedness to the Parent with a portion of the net proceeds available from the Offering completed November 14, 1997. The decrease in related party interest expense is offset by an increase in interest expense through borrowings from the Company's revolving credit facility. During fiscal 1999 the average borrowings on the revolving credit facility were increased to finance acquisitions. See "Liquidity and Capital Resources" for a further discussion of the Company's revolving credit facility.

     Income tax expense as a percentage of pretax income decreased to 46.0% from 46.5%. The principal reason for the reduction in the tax rate was the relative impact of non-deductible amortization of excess costs of net assets acquired on pre-tax income for the year ended June 30, 1999 compared with the prior year.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

Year Ended June 30, 1998 Compared With the Period from October 1, 1996 (date of inception) to June 30, 1997

     Revenues for the year ended June 30, 1998 were $1.272 billion compared to $394 million for the period October 1, 1996 to June 30, 1997, representing an increase of $878 million or 223%. The increase is attributable to an increased number of clients and worksite employees. From June 30, 1997 to June 30, 1998, the number of clients increased 72% from 1,742 to 3,001 and the number of weighted average worksite employees increased 133% from 18,582 to 43,362. The increases are attributable to: (i) a full year of operations in fiscal 1998 for the NovaCare Contract and the three PEOs acquired in February 1997 versus five months of operations in fiscal 1997; (ii) the fiscal 1998 PEO acquisitions of AmeriCare and SLS completed in December 1997 and May 1998, respectively; (iii) internal growth in existing markets and start-up of new markets; and (iv) the acquisition of a rehabilitation temporary staffing business (NovaPro) in July 1997.

     Gross profit for the year ended June 30, 1998 was $41.5 million compared to $12.2 million for the period October 1, 1996 to June 30, 1997, representing an increase of $29.3 million or 240%. This increase was due to the higher volume of salaries and wages paid in fiscal 1998 which was a direct function of the growth in clients and worksite employees as discussed above. Gross profit as a percentage of revenues increased from 3.1% in the prior year to 3.3% for the year ended June 30, 1998. The improvement is attributable to: (i) gross profit margins realized from fiscal 1998 acquisitions that exceeded the consolidated gross profit percentage in the prior year; (ii) the provision of temporary staffing services; and (iii) the relative impact of the NovaCare Contract which was greater in the prior year, and has a lower gross profit percentage compared with the traditional PEO businesses, due to a more highly compensated employee population. The third party gross profit per weighted average worksite employee increased to $783 for fiscal 1998 from $665 for fiscal 1997. The increase is attributable to a full year of operations in fiscal 1998 for the three PEOs acquired in February 1997 compared to five months of operations in fiscal 1997 and the impact of fiscal 1998 acquisitions. The related party gross profit per weighted average worksite employee increased to $1,212 for fiscal 1998 from $650 for fiscal 1997 due to the full year effect of the NovaCare Contract for the year ended June 30, 1998 versus five months of activity in the prior year and the provision of additional temporary staffing services at higher margins.

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

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, cash and cash equivalents totaled $5.4 million, a decrease of $532,000 from June 30, 1998. As of the same date, the Company had a working capital deficit of $6.2 million compared to a working capital deficit of $7.9 million at June 30, 1998.

     The Company's cash flows from operating activities in fiscal 1999 were $4.5 million versus $20.0 million in fiscal 1998. The decrease of $15.5 million resulted principally from a $26.1 million decrease in cash flows related to workers' compensation and health claim liabilities. During fiscal 1999, liabilities for workers' compensation and health claims, net of the effects from acquisitions, decreased by $12.6 million from fiscal 1998 due primarily to the timing of benefit payments attributable to the NovaCare Contract. During fiscal 1999, the number of worksite employees served under the NovaCare Contract decreased from 18,747 at June 30, 1998 to 9,756 at June 30, 1999 primarily as a result of the Parent's exit from the long-term care market. As the number of worksite employees decreased, liabilities for workers' compensation and health claims decreased to reflect reduced levels of benefit plan participation and the liquidation of reserves to pay outstanding claims and premiums for worksite employees no longer served by the Company. In fiscal 1998, cash flows from workers' compensation and health claims liabilities were $13.4 million due to an increase in the number of worksite employees served. The fiscal 1999 decrease in cash flows from workers' compensation and health claims is partially offset by the following increases in cash flows from fiscal 1998 to fiscal 1999: (i) $4.0 million for accounts payable and accrued expenses; (ii) a $3.5 million increase in net income; (iii) a $2.8 million increase in non-cash charges consisting of amortization, depreciation, provision for restructure and provision for uncollectible accounts; and (iv) $1.1 million for accounts receivable, net of changes in accrued wages and payroll taxes.

     The increase in cash flows from operating activities from fiscal 1997 to fiscal 1998 of $20.1 million is due to: (i) a net increase in cash flows of $9.9 million for accounts receivable and accrued salaries, wages and payroll taxes;
(ii) a $9.3 million increase in worker's compensation and health claim liabilities; (iii) a $4.8 million increase in net income; and (iv) a $2.8 million increase in non-cash charges consisting of amortization, depreciation and provision for uncollectible accounts. The above increases in fiscal 1998 were offset by a net cash use of $6.7 million from payment of accounts payable and accrued expenses, accrued interest related party, income taxes payable and other current assets.

     Accounts receivable, accrued salaries, wages and payroll taxes and health benefit premiums payable are subject to fluctuation depending on the correlation between the financial reporting cycle versus the payroll cycle.

     Cash expended for investing activities was $6.7 million in fiscal 1999 compared with $32.0 million and $25.0 million in fiscal 1998 and 1997, respectively. Cash paid for acquisitions decreased to $3.6 million in fiscal 1999 compared with $28.7 million and $24.2 million in fiscal 1998 and fiscal 1997, respectively. During fiscal 1999, the Company completed two acquisitions for $2.8 million and paid $750,000 related to fiscal 1997 acquisitions. During fiscal 1998, the Company retired $17.2 million of deferred purchase price obligations related to acquisitions completed in fiscal 1997 and paid cash of $11.5 million for fiscal 1998 acquisitions. Capital expenditures totaled $3.1 million, $2.8 million and $329,000 in fiscal 1999, 1998 and 1997, respectively. Capital expenditures in fiscal 1999 relate to computer equipment, software and furniture to support the Company's internal growth strategy in existing markets and expansion into new markets. The increase in capital expenditures from fiscal 1997 to fiscal 1998 of $2.5 million related primarily to furniture, leasehold improvements and computer equipment costs associated with the Company's relocation to new corporate headquarters.

     Cash flows from financing activities were $1.6 million, $16.1 million and $26.9 million in fiscal 1999, 1998 and 1997, respectively. The Company's major financing activities consisted of completing the Offering of 5,750,000 shares of the Company's common stock and establishing a new revolving credit facility in fiscal 1998. The proceeds from the Offering were $45.7 million, net of offering costs. Of the proceeds, $28.4 million was used to retire the outstanding revolving credit loan borrowed from the Parent in fiscal 1997 to finance the acquisition of four PEO businesses (see Note 5 and Note 6 of Notes to Consolidated Financial Statements).

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

     In November 1997, the Company entered into a $25.0 million three-year revolving credit facility with a syndicate of lenders. The credit facility provides for interest at a variable rate, depending on certain financial ratios, equal to (a) the Eurodollar rate plus a range of 1.375% to 2.50%, or (b) the lead lender's prime rate plus a range of 0.125% to 1.25%. In addition, the Company has agreed to pay a commitment fee ranging from 0.30% to 0.50% per annum on the unused portion of the commitment. Loans made under the Credit Facility are collateralized by a pledge of all of the: (i) Company's interest in the common stock of its subsidiaries; (ii) assets of the Company and its subsidiaries; and (iii) Parent's interest in the common stock of the Company. The revolving credit facility requires the maintenance of minimum capitalization and net worth amounts, capital expenditure thresholds as well as certain financial ratios. At June 30, 1999, the Company was in compliance with these requirements. During fiscal 1999 and 1998, the Company borrowed $13.5 million and $9.3 million, respectively, under the revolving credit facility for short-term working capital needs and to finance acquisitions. The Company repaid all outstanding amounts under the revolving credit facility in fiscal 1998, through cash generated from operations. At June 30, 1999, only $2.0 million remains outstanding under the revolving credit facility. The unused portion of the credit facility at June 30, 1999 was $23.0 million.

     The Company's primary short-term liquidity requirements relate to the payment of accrued payroll and payroll taxes of its worksite and internal employees, accounts payable and the payment of accrued workers' compensation expense and health benefit plan premiums. The Company anticipates additional cash requirements in fiscal 2000 related to cash payments for acquisitions, capital expenditures to support the Company's internal growth strategy and expansion into new markets. The Company projects capital expenditures of approximately $3.9 million in fiscal 2000, which includes $2.7 million committed for the development and implementation of an enterprise wide information system for operating and financial applications (see Note 15 of Notes to Consolidated Financial Statements). The Company believes the cash flows generated by the Company's operations, together with its existing cash and availability of credit under the credit facility will be sufficient to meet the Company's short and long-term cash needs.

Inflation

     A significant portion of the Company's operating expenses and revenues is subject to inflationary increases, particularly worksite employee salary increases that are directly reimbursed by the Company's customers. The Company believes the effects of inflation have not had a significant impact on its results of operations or its financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company has adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This pronouncement revises employers' disclosures about pension and other postretirement benefit plans. SFAS 132 does not change the measurement or recognition of those plans, however, it does require additional information on changes in the benefit obligations and fair values of plan assets in order to facilitate financial analysis. The Company does not have any defined benefit pension plans or postretirement benefit plans; therefore, the adoption of SFAS 132 did not have a material impact on the Company's disclosures.

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

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


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

     In January 1998, the Company launched a Year 2000-review program, which included a dedicated Year 2000 project team, review process and internal and external communication activities. At June 30, 1999, all of the core business systems have been identified, evaluated and risk assessed for Year 2000 readiness. All significant external suppliers, comprised primarily of financial institutions, third party insurers and service providers and information technology suppliers, have been contacted to determine the extent to which the Company is vulnerable to any external Year 2000 issues. While the Company is not currently aware of any significant Year 2000 issues related to its business with service providers and suppliers, there can be no guarantee that the Company will not be adversely affected by the failure of its primary vendors to remediate their own Year 2000 issues.

     The Company expects to complete all Year 2000 testing and remediation by October 31, 1999. Remediation activities to date have consisted of developing new programs to enhance or provide additional functionality to the Company's core business systems. The next phase of the Company's Year 2000 review program, testing and validation of external supplier Year 2000 readiness, is expected to be completed by September 30, 1999. Given the Company's current state of readiness and limited exposure, the cost of remediation activities should not exceed $150,000. As of June 30, 1999, the Company's incurred costs related to Year 2000 readiness have been limited to salary and benefits costs of internal information systems personnel, and are included as an expense in the fiscal 1998 and 1999 operating results. If the Company is unsuccessful in completing remediation of non-compliant systems or third party vendors are not capable of rectifying Year 2000 issues, the Company could be subjected to the following risks: (i) disruption of payroll, benefits and compensation administration; (ii) information from internal management control and reporting systems may lack integrity; (iii) the quality of service to clients could decline, resulting in higher attrition and loss of business; and (iv) eligibility information from third party insurers could be compromised resulting in denial of benefits to health plan participants.

      In the event the Company would be subject to the above risks, an appropriate contingency plan would be implemented. At June 30, 1999, the Company's contingency plan includes: (i) a dedicated internal group of information systems professionals that is primarily focused on system or process disruption; (ii) the creation of a partnership with external service providers and suppliers to respond to a disruption; (iii) labor intensive efforts in place of core business system processing; and (iv) on a selective basis engaging external consultants.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

MARKETING AGREEMENT

In fiscal 1998, the Company implemented a strategy to identify and evaluate potential marketing alliances to augment other opportunities for growth. In March 1999, the Company entered into a three-year marketing agreement with AFLAC, Incorporated (AFLAC), the leading writer of supplemental insurance in the United States, to cross-sell products between the two companies' respective client bases. The marketing agreement will give the Company access to AFLAC's substantial customer base across the country and will broaden the Company's reach to prospective customers through AFLAC's national sales organization. In addition, the Company's existing worksite employees will be offered an enhanced employee benefits package through AFLAC's wide array of supplemental insurance products.

     The Company believes that the agreement with AFLAC will enhance its ability to increase the growth of worksite employees and clients in existing and new markets. However, there can be no assurance of these results in the future. The Company intends to continue developing other alliance opportunities as an extension of its marketing and sales capability.

CAUTIONARY STATEMENT

     Except for historical information, matters discussed above including, but not limited to, statements concerning future growth and Year 2000 readiness, are forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those expected by management include: (i) management retention and development; (ii) management's success in integrating acquired businesses, in developing and introducing new products and lines of business and in entering new markets; (iii) the ability of the Company, its customers and its suppliers to complete assessment, testing and remediation of Year 2000 issues; (iv) adverse Internal Revenue Service rulings and state regulations with respect to the employer status of employee services businesses; (v) the Company's ability to implement its employee services business model; and (vi) any adverse impact on the operating results of the NovaCare Contract in the event the Parent executes a sale of PROH and subsequent Plan of Restructuring.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     AS OF JUNE 30,
                                                                              ----------------------------
                                                                                 1999             1998
                                                                              ----------       -----------
ASSETS
Current assets:
  Cash and cash equivalents ...........................................       $   5,394        $   5,926
  Accounts receivable:
     Related party ....................................................          13,757           45,083
     Unbilled .........................................................          22,592           13,903
     Third parties, net of allowance for doubtful accounts
      at June 30, 1999 and 1998 of $1,051 and $318, respectively ......           7,143            7,660
  Prepaid assets ......................................................           2,242            1,948
  Deferred income taxes ...............................................           2,393            1,688
  Other current assets ................................................             611              324
                                                                              ---------        ---------
          Total current assets ........................................          54,132           76,532
Property and equipment, net ...........................................           6,223            4,490
Excess cost of net assets acquired, net ...............................          81,971           75,570
Deferred income taxes .................................................           1,669               61
Other assets, net .....................................................             619              768
                                                                              ---------        ---------
                                                                              $ 144,614        $ 157,421
                                                                              =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of financing arrangements ...........................       $   2,226        $     217
  Accounts payable and accrued expenses ...............................           4,668            3,748
  Accrued salaries, wages and payroll taxes ...........................          41,877           59,759
  Current portion of accrued workers' compensation and health claims ..           8,741           17,948
  Current portion of deferred purchase price obligations ..............             600              750
  Income taxes payable ................................................           2,192            2,009
                                                                              ---------        ---------
          Total current liabilities ...................................          60,304           84,431
Financing arrangements, net of current portion ........................             425              739
Accrued workers' compensation and health claims, net of current portion           2,909            4,466
Deferred purchase price obligations, net of current portion ...........             600            5,456
Other .................................................................             581              523
                                                                              ---------        ---------
          Total liabilities ...........................................          64,819           95,615
Commitments and contingencies .........................................              --               --
Shareholders' equity:
  Preferred stock, $.01 par value; authorized 1,000 shares;
     no shares issued or outstanding ..................................              --               --
  Common stock, $.01 par value; authorized 60,000 shares;
     issued 29,109 shares at June 30, 1999 and 27,349 shares
     at June 30, 1998 .................................................             291              273
  Additional paid-in capital ..........................................          66,382           57,365
  Retained earnings ...................................................          13,267            4,271
                                                                              ---------        ---------
                                                                                 79,940           61,909
  Less: Common stock in treasury (at cost), 24 shares at
            June 30, 1999 .............................................             (67)              --
               Deferred compensation, net .............................             (78)            (103)
                                                                              ---------        ---------
            Total shareholders' equity ................................          79,795           61,806
                                                                              ---------        ---------
                                                                              $ 144,614        $ 157,421
                                                                              =========        =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          FOR THE YEARS                FOR THE PERIOD
                                                                          ENDED JUNE 30,               OCTOBER 1, 1996
                                                                  -----------------------------        (INCEPTION) TO
                                                                     1999               1998           JUNE 30, 1997
                                                                  -----------        -----------       -------------
Revenues:
  Related party ...........................................       $   685,487        $   772,168        $   255,289
  Third parties ...........................................           859,135            499,589            138,904
                                                                  -----------        -----------        -----------
       Total revenues .....................................         1,544,622          1,271,757            394,193
Direct costs:
  Related party:
     Salaries, wages and employment taxes of worksite
       employees ..........................................           594,073            689,295            234,182
     Healthcare and workers' compensation, state
       unemployment and other .............................            59,727             61,434             15,368
  Third parties:
     Salaries, wages and employment taxes of worksite
       employees ..........................................           778,487            447,252            123,056
     Healthcare and workers' compensation, state
       unemployment and other .............................            48,334             32,229              9,349
                                                                  -----------        -----------        -----------
       Gross profit .......................................            64,001             41,547             12,238
Selling, general and administrative expenses ..............            42,479             27,848              8,273
Amortization of excess cost of net assets acquired ........             3,571              2,801              1,034
Provision for restructure .................................               910                  -                  -
                                                                  -----------        -----------        -----------
       Income from operations .............................            17,041             10,898              2,931
Investment income .........................................                99                220                 52
Interest expense ..........................................              (481)              (308)               (56)
Interest expense -- related party .........................                 -               (611)              (693)
                                                                  -----------        -----------        -----------
       Income before income taxes .........................            16,659             10,199              2,234
Income taxes ..............................................             7,663              4,743              1,542
                                                                  -----------        -----------        -----------
       Net income .........................................       $     8,996        $     5,456        $       692
                                                                  ===========        ===========        ===========

Historical information, with accretion adjustment (Note 1):
       Net income (loss) applicable to common
          stockholders ....................................       $     8,996        $     4,271        $      (341)
                                                                  ===========        ===========        ===========
       Net income (loss) per share:
          Basic ...........................................       $       .31        $       .17        $      (.02)
                                                                  ===========        ===========        ===========
          Assuming dilution ...............................       $       .30        $       .17        $      (.02)
                                                                  ===========        ===========        ===========
Pro forma information, excluding accretion adjustment
(Note 1):
       Net income .........................................       $     8,996        $     5,456        $       692
                                                                  ===========        ===========        ===========
       Net income per share:
          Basic ...........................................       $        31        $       .22        $       .04
                                                                  ===========        ===========        ===========
          Assuming dilution ...............................       $       .30        $       .22        $       .04
                                                                  ===========        ===========        ===========
Weighted average number of common shares outstanding:
          Basic ...........................................            29,106             24,942             18,078
                                                                  ===========        ===========        ===========
          Assuming dilution ...............................            30,075             25,135             18,078
                                                                  ===========        ===========        ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                                   COMMON
                                                                   SHARES ISSUED                    STOCK
                                                           -----------------------------------    ($.01 PAR         TREASURY
                                                               COMMON             TREASURY         VALUE)             STOCK
                                                           ----------          -----------     -------------     -------------
Balance at October 1, 1996
  (inception).........................................            --                     --       $    --          $       --
Issued to related party...............................           6,200                   --            62                  --
Issued to employees...................................             430                   --             4                  --
Common stock split....................................          12,000                   --           120                  --
Repurchase of common stock............................             563                (563)             6              (1,080)
Accretion of mandatorily
  redeemable common stock.............................             --                    --            --                  --
Comprehensive income:
  Net income..........................................             --                    --            --                  --
                                                           --------------      ------------    ------------      ------------
Balance at June 30,1997...............................          19,193                (563)       $   192             $(1,080)
Issued through initial public
  offering, net of offering costs  of $6,041..........           5,750                   --            57                  --
Issued in connection with
  acquisitions........................................           1,585                 563             16               1,080
Accretion of mandatorily
  redeemable common stock.............................             --                    --            --                  --
Conversion of mandatorily
  redeemable common stock.............................             813                   --             8                  --
Issued in connection with stock
  option plan.........................................              --                   --            --                  --
Issued upon exercise of stock
  options.............................................               8                   --            --                  --
Amortization of deferred
  compensation........................................              --                   --            --                  --
Comprehensive income:
  Net income..........................................              --                   --            --                  --
                                                           ------------        ------------    ------------      ------------
Balance at June 30, 1998..............................          27,349                   --       $   273          $       --
ISSUED IN CONNECTION WITH
  ACQUISITIONS........................................           1,758                   --            18                  --

ISSUED UPON EXERCISE OF STOCK
  OPTIONS.............................................               2                   --            --                  --
REPURCHASE OF COMMON STOCK............................              --                 (24)            --                 (67)
AMORTIZATION OF DEFERRED
  COMPENSATION........................................              --                   --            --                  --
COMPREHENSIVE INCOME:
  NET INCOME..........................................              --                   --            --                  --
                                                           -----------         ------------    ---------         ------------
BALANCE AT JUNE 30, 1999..............................          29,109                 (24)       $   291          $      (67)
                                                              ========                 ====       =======          ===========






                                                               ADDITIONAL
                                                                 PAID-IN            DEFERRED                RETAINED
                                                                 CAPITAL          COMPENSATION              EARNINGS
                                                             -------------       -------------           -----------
Balance at October 1, 1996
  (inception)............................................      $       --          $       --              $       --
Issued to related party...............................                 --                  --                      --
Issued to employees...................................                870                  --                      --
Common stock split....................................               (120)                 --                      --
Repurchase of common stock............................                780                  --                      --
Accretion of mandatorily
  redeemable common stock.............................               (341)                 --                    (692)
Comprehensive income:
  Net income..........................................                 --                  --                     692
                                                             ------------        ------------              ----------
Balance at June 30,1997...............................         $    1,189        $         --              $       --
Issued through initial public
  offering, net of offering costs  of $6,041..........             45,652                  --                      --
Issued in connection with
  acquisitions........................................              6,470                  --                      --
Accretion of mandatorily
  redeemable common stock.............................                 --                  --                  (1,185)
Conversion of mandatorily
  redeemable common stock.............................              3,907                  --                      --
Issued in connection with stock
  option plan.........................................                124               (124)                      --
Issued upon exercise of stock
  options.............................................                 23                  --                      --
Amortization of deferred
  compensation........................................                 --                  21                      --
Comprehensive income:
  Net income..........................................                 --                  --                   5,456
                                                             ------------        ------------              ----------
Balance at June 30, 1998..............................         $   57,365          $     (103)             $    4,271
ISSUED IN CONNECTION WITH
  ACQUISITIONS........................................              9,012                  --                      --

ISSUED UPON EXERCISE OF STOCK
  OPTIONS.............................................                  5                  --                      --
REPURCHASE OF COMMON STOCK............................                 --                  --                      --
AMORTIZATION OF DEFERRED
  COMPENSATION........................................                 --                  25                      --
COMPREHENSIVE INCOME:
  NET INCOME..........................................                 --                  --                   8,996
                                                             ------------          ----------             ------------
BALANCE AT JUNE 30, 1999..............................         $   66,382          $     (78)              $   13,267
                                                               ==========          ==========             ===========








The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                               FOR THE PERIOD
                                                                             FOR THE YEARS ENDED JUNE 30,      OCTOBER 1, 1996
                                                                             ----------------------------      (INCEPTION) TO
                                                                                1999            1998           JUNE 30, 1997
                                                                             -------------------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...........................................................       $  8,996        $  5,456            $    692
Adjustments to reconcile net income to net cash flows
  provided by (used in) operating activities:
  Depreciation and amortization ......................................          5,252           3,828               1,285
  Deferred income taxes ..............................................           (107)           (817)                135
  Provision for uncollectible accounts ...............................            733             292                  26
  Provision for restructure ..........................................            910               _                   _
  Changes in assets and liabilities, net of effects from acquisitions:
     Accounts receivable -- related party ............................         32,157         (19,343)            (27,607)
     Accounts receivable -- third parties ............................         (9,585)         (4,092)             (2,293)
     Other current assets ............................................           (421)         (1,072)                230
     Accounts payable and accrued expenses ...........................         (1,925)         (5,904)             (1,309)
     Accrued salaries, wages, and payroll taxes ......................        (18,585)         26,262              22,865
     Accrued interest -- related party ...............................             --              --                 693
     Accrued workers' compensation and health claims .................        (12,638)         13,417               4,113
     Income taxes payable ............................................            235           1,533                 902
     Other, net ......................................................           (519)            428                 164
                                                                             --------        --------            --------
       Net cash flows provided by (used in) operating
          activities .................................................          4,503          19,988                (104)
                                                                             --------        --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for businesses acquired, net of cash acquired ...............         (3,583)        (11,489)            (24,250)
Payment of deferred purchase price obligations .......................             --         (17,172)                 --
Additions to property and equipment ..................................         (3,067)         (2,784)               (329)
Other, net ...........................................................             --            (515)               (387)
                                                                             --------        --------            --------
       Net cash flows used in investing activities ...................         (6,650)        (31,960)            (24,966)
                                                                             --------        --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering of common stock ............             --          45,709                  --
Proceeds from note payable to related party ..........................             --              --              27,689
Payment of note payable to related party .............................             --         (28,382)                 --
Proceeds from financing arrangements .................................         13,500           9,250                  --
Payment of financing arrangements ....................................        (11,890)        (10,484)                (94)
Payment for purchase of treasury stock ...............................             --              --              (1,080)
Proceeds from common stock issued ....................................              5              23                 914
Other, net ...........................................................             --              --                (577)
                                                                             --------        --------            --------
       Net cash flows provided by financing activities ...............          1,615          16,116              26,852
                                                                             --------        --------            --------

Net (decrease) increase in cash and cash equivalents .................           (532)          4,144               1,782
Cash and cash equivalents, beginning of period .......................          5,926           1,782                  --
                                                                             --------        --------            --------
Cash and cash equivalents, end of period .............................       $  5,394        $  5,926            $  1,782
                                                                             ========        ========            ========






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations: NovaCare Employee Services, Inc. (the "Company") is a national professional employer organization ("PEO") providing small and medium-sized businesses with comprehensive, fully integrated outsourcing solutions to human resource needs, including payroll management, workers' compensation risk management, health care and other employee benefits management, unemployment services, temporary staffing and human resource consulting services. The Company provides these services to companies in a variety of industries located primarily in the states of Florida, Arizona, New York, Maryland, Utah, New Mexico, Pennsylvania and California.

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

     The Company was established by NovaCare, Inc. (the "Parent") in September 1996 as a subsidiary and commenced operations in October 1996, concurrent with the acquisition of Resource One, Inc. ("Resource One"), a PEO based in Florida. In February 1997, the Company acquired three additional PEOs -- Employee Services of America, Inc. ("ESA"), Prostaff Human Resources, Inc. ("Prostaff") and The TPI Group, Ltd. ("TPI") and entered into a contract with the Parent to co-employ substantially all of the Parent's workforce (the "NovaCare Contract") (see Note 5). The Company completed three acquisitions during the year ended June 30, 1998, including NovaPro, a temporary staffing business, acquired from the Parent on July 1, 1997 (see Note 5), AmeriCare Employers Group, Inc., (AmeriCare) a PEO based in Phoenix, Arizona, acquired December 1, 1997 and Staff Leasing Systems, Inc. (SLS), a PEO based in Bowie, Maryland, acquired on May 1, 1998 (see Note 6). The Company acquired Pay America Inc. ("Pay America"), a PEO based in Utah, on August 1, 1998 and Payday Professional Employer ("Payday"), a PEO based in New Mexico, on October 1, 1998 (see Note 6).

     Operating Segments: The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting financial and descriptive information about operating segments and related disclosures regarding products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the Company's results of operations or financial position. The Company operates in the United States as one business segment under SFAS 131, providing professional employer services. Accordingly, there were no changes to, or additional disclosures required as a result of adopting this new standard.

     Principles of Consolidation: The Consolidated Financial Statements include the operations of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Reclassifications: Certain amounts in the fiscal 1998 and 1997 consolidated financial statements have been reclassified to conform with the fiscal 1999 presentation.

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

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



     Revenue Recognition: Revenues and the related costs of wages, salaries, and employment taxes pertaining to worksite employees are recognized in the period in which the employee performs the service. Because the Company is at risk for all of its direct costs, independently of whether payment is received from its clients, all amounts billed to clients for gross salaries and wages, related employment taxes, and health care and workers' compensation coverage are recognized as revenue by the Company. Revenues relating to worksite employees with earned but unpaid wages at the end of each period are recognized as unbilled accounts receivable and the corresponding direct cost as an accrued liability. The Company establishes an allowance for doubtful accounts for accounts receivable based on management judgement and prior experience.

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

     In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), the Company reviews the realizability of long-lived assets, certain intangible assets and goodwill whenever events or circumstances occur which indicate recorded cost may not be recoverable. The Company also reviews the overall recoverability of goodwill based primarily on estimated future undiscounted cash flows.

     If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. In estimating future cash flows for determining whether an asset is impaired, and in measuring assets that are impaired, assets are grouped by geographic market.

     Workers' Compensation: The Company is contractually obligated to provide workers' compensation coverage for its employees and co-employees. The Company accomplishes this through a combination of various commercial insurance policies and self insurance programs. The self insurance programs relate to pre-acquisition workers' compensation arrangements. The Company records estimated accruals for workers' compensation claims, including estimates for incurred but not reported claims, based upon a review of claims activity and past experience. Management believes any differences which may arise between actual settlement of claims and reserves at June 30, 1999 would not have a material effect on the Company's financial position.

     On July 1, 1997, the Company entered into a three-year contract with a commercial insurance company for workers' compensation coverage. Under this program, the Parent's worksite employees and third party worksite employees are covered under a fixed cost insurance program, which is subject to certain per incident and aggregate deductibles.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



     Income Taxes: The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

     Net Income Per Share: The Company computes earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under this statement, earnings per share-basic represents net income divided by the weighted average number of shares outstanding during the period. Earnings per share-assuming dilution represents the basic weighted average shares outstanding adjusted for the effects of dilutive stock options and contingently issuable shares under certain acquisition agreements.


     The following table sets forth the computation and reconciliation of net income per share-basic and net income per share-assuming dilution:




                                                                                                         FOR THE PERIOD
                                                                                                              FROM
                                                            FOR THE YEARS ENDED JUNE 30,                OCTOBER 1, 1996
                                                      ---------------------------------------           (INCEPTION) TO
                                                         1999                 1998                       JUNE 30, 1997
                                                      ---------      ------------------------       -------------------------
                                                                     Historical     Pro forma       Historical      Pro forma
                                                                     ----------     ---------       ----------      ---------
NET INCOME ....................................       $  8,996       $  5,456        $  5,456       $    692        $    692
ADJUSTMENT TO NET INCOME:
Deduct -- accretion of mandatorily redeemable
  common stock ................................             --         (1,185)             --         (1,033)             --
                                                      --------       --------        --------       --------        --------
Net income (loss) attributable to common stock        $  8,996       $  4,271        $  5,456       $   (341)       $    692
                                                      ========       ========        ========       ========        ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
Weighted average shares outstanding -- basic ..         29,106         24,942          24,942         18,078          18,078
  Stock options ...............................             91            135             135             --              --
  Contingently issuable shares ................            878             58              58             --              --
                                                      --------       --------        --------       --------        --------
Weighted average shares outstanding -- assuming
  dilution ....................................         30,075         25,135          25,135         18,078          18,078
                                                      ========       ========        ========       ========        ========

NET INCOME (LOSS) PER SHARE:
  Basic .......................................       $    .31       $    .17        $    .22       $   (.02)       $    .04
                                                      ========       ========        ========       ========        ========
  Assuming dilution ...........................       $    .30       $    .17        $    .22       $   (.02)       $    .04
                                                      ========       ========        ========       ========        ========


     Historical net income per share is computed by dividing net income, net of the accretion of mandatorily redeemable common stock (see Note 13), by the weighted average number of shares outstanding.

     Pro forma net income per share is computed by dividing net income, without consideration to the accretion of mandatorily redeemable common stock, by the weighted average number of shares outstanding.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Options to purchase 1,464 shares of common stock for the year ended June 30, 1999 were not included as common stock equivalents in the computation of net income per share-assuming dilution because the effect would be antidilutive. As part of certain purchase agreements, the former stockholders are eligible to receive additional shares of the Company's common stock contingent upon achieving certain financial and operating criteria over multiple reporting periods. Approximately 4,600 contingently issuable shares were not included in the computation of net income per share-assuming dilution because all specified financial and operating conditions have not been satisfied. There were no transactions occurring subsequent to June 30, 1999 that would have materially changed the number of shares used in computing net income per share-basic or net income per share-assuming dilution.

     Comprehensive Income: The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. There have not been any non-owner changes in equity other than net income. Comprehensive income is reported in the Consolidated Statements of Shareholders' Equity.

Recently Issued Accounting Standards: The Company has adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This pronouncement revises employers' disclosures about pension and other postretirement benefit plans. SFAS 132 does not change the measurement or recognition of those plans, however, it does require additional information on changes in the benefit obligations and fair values of plan assets in order to facilitate financial analysis. The Company does not have any defined benefit pension plans or postretirement benefit plans; therefore, the adoption of SFAS 132 did not have a material impact on the Company's disclosures.

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

2. STRATEGIC ALTERNATIVES REVIEW AND SALE OF COMPANY

     On August 13, 1999, the Parent sent a proxy statement ("Proxy Statement") to its stockholders asking them to consider and vote upon proposals to approve:
(i) the sale of the Parent's outpatient physical rehabilitation and occupational health business (the "PROH Sale"), (ii) the sale of the Parent's interest in the Company (the "NCES Sale") and (iii) the adoption of the Plan of Restructuring of the Parent ("the Restructuring Proposal"). On September 21, 1999 the Parent's stockholders approved the three proposals noted above.

     On September 8, 1999 the Company signed a definitive agreement to sell the Company to an investment group comprised of Patricof & Co. Ventures Incorporated, Fidelity Ventures Limited and AFLAC Incorporated (the "Investors"). Under the terms of the agreement, a new private company established by the Investors will acquire all of the outstanding common stock of the Company at a price of $2.50 per share. The purchase will be effected through a cash tender offer to the Company's stockholders and subsequent merger of the Company into a new private company managed by the Investors. The Parent also executed a definitive agreement, subject to certain conditions, to tender its shares in the tender offer at the price of $2.50 per share. The tender offer is subject to the satisfaction of customary closing conditions. The tender offer will commence on or about September 15, 1999 and is expected to close during October 1999.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA



     The Parent is in the process of seeking a buyer for its PROH business. The Parent anticipates that the PROH Sale will be structured as a stock sale. While, to date, no definitive agreement has been entered into with respect to the PROH Sale, the Parent is seeking stockholder approval to proceed with the sale when a suitable buyer is identified and a definitive agreement is negotiated with such buyer. The consummation of the sale would be subject to the receipt by the Parent of the minimum sales price set forth in the Proxy Statement, obtaining the opinion of financial advisors in connection with the sale and approval by the Board of Directors of the Parent of the terms of any definitive sale agreement. Except as requested in the Proxy Statement, no further stockholder vote will be solicited by the Parent for the PROH Sale or the NCES Sale. Accordingly, the Parent's stockholders will not have the opportunity to vote on the definitive sale agreements.

     With the approved Plan of Restructuring, the Parent intends to seek to reinvest the net proceeds to the Parent from the PROH Sale and the NCES Sale, after the payment of liabilities, in a new business or businesses. Any such reinvestment would be subject to the further vote and approval of the stockholders of the Parent. If the Parent is unable, or chooses not, to reinvest any proceeds in a new business or businesses, the Parent will liquidate.


3. PROVISION FOR RESTRUCTURE

     On March 31, 1999, the Parent announced that, due primarily to lower reimbursement rates and to declines in caseloads at long-term care services customer facilities, resulting from the new reimbursement structure for therapy under the Medicare program, it would be forced to exit selected long-term care markets and facilities, and would continue to lower expenses by reducing labor costs. On June 1, 1999, the Parent sold its remaining long-term care services business. In addition, on July 1, 1999, the Parent sold its orthotics and prosthetics division. Based on these events, the Company and the Parent negotiated new contract terms to reflect changes in the Parent's ongoing service needs. The new contract terms, which became effective July 1, 1999, reduce the scope of services provided to the Parent's remaining business.

     In response to the above, the Company commenced a restructuring of its NovaCare Contract and temporary staffing operations and recorded a pretax provision for restructuring of $910 in the fourth quarter of fiscal 1999. The provision consists principally of employee severance costs for the termination of approximately 50 employees, which represent the accumulation of termination benefits set forth in the Company's severance policy, and lease termination costs to reduce three facilities to levels more appropriate to current business requirements.

     The following table sets forth the components of the Company's provision for restructure:

                                                                             FOR THE YEAR ENDED
                                                                               JUNE 30, 1999
                                                                               -------------
        COST REDUCTION PROGRAMS:
             Employee termination benefits.........................               $  502
             Facility lease terminations...........................                  408
                                                                                  ------
        Total provision............................................               $  910
                                                                                  ======


     Through June 30, 1999, $181 of the restructuring accrual has been utilized.

               NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

4. INITIAL PUBLIC OFFERING

     On November 14, 1997, the Company completed an initial public offering of 5,000 shares of its common stock (the "Offering"). Subsequent to the Offering, the Company issued an additional 750 shares pursuant to the exercise of an over-allotment provision, for a total issuance of 5,750 shares. The net proceeds from the Offering, (including the exercise of the over-allotment provision), after deducting offering costs of $6,041, amounted to $45,709 and were used by the Company to pay the Company's outstanding revolving credit loan of $28,382 from the Parent and pay $17,172 to retire deferred purchase obligations. The remaining proceeds have been allocated for general corporate purposes.

5. RELATED PARTY TRANSACTIONS

     In return for its efforts as the founder, its initial investment of $40 and the use of the Parent's trademark, the Company issued 18,200 shares (as adjusted for the common stock split -- see Note 12) of common stock to the Parent. Given that the transactions were between companies under common control, the issuance of shares was recorded at the cost basis of the Parent. The excess of the consideration given to the Parent over the Parent's cost basis in the assets transferred was recorded as a reduction of additional paid-in capital, the same account credited upon issuance of the shares. Therefore, the transaction had no net effect on shareholders' equity.

     Effective October 1996, the Company entered into a line of credit agreement with the Parent which provided for an unspecified availability. Interest was charged to the Company at the Parent's borrowing rate, which was the EuroDollar rate plus a range of 0.5% to 1.125%. The weighted average borrowing rate for fiscal 1998 and 1997 was 6.8% and 6.6%, respectively. The line of credit agreement terminated upon completion of the Company's initial public offering, at which time all outstanding amounts were paid to the Parent (see Note 4).

     In February 1997, the Parent and the Company entered into the NovaCare Contract, whereby substantially all of the Parent's employees became co-employed by the Company. Under the NovaCare Contract, the Company provided traditional PEO services such as payroll and benefits administration, worksite safety evaluation, employment-related risk management and compensation and benefits consultation. The Parent paid the Company a fee for its services equal to the salary and Federal payroll costs plus an average base fee of 9.7% of gross earnings of employees, or approximately 117% of the gross payroll covered by the NovaCare Contract. Effective July 1, 1998, the NovaCare Contract was amended, whereby the Company agreed to provide the existing PEO services and a broader array of services, including recruiting, employee training and orientation, outplacement and human resource consulting. The amended contract was principally a fee-for-service contract, replacing the previous payment arrangement, which was priced as a percentage of payroll, as described above. During the fourth quarter of fiscal 1999, the Company and the Parent negotiated new contract terms to reflect changes in the Parent's ongoing service needs (see Note 3). The new contract became effective July 1, 1999, for a period of four years relative to the PROH business and for six-months relative to the Parent's corporate support services personnel, and provides for PEO services such as payroll and benefits administration, worksite safety evaluation, employment related risk management and compensation and benefits consultation. The new contract is principally a fee-for-service contract.

     The Parent may not terminate the NovaCare Contract except in the event of:
(i) the breach of any of the Company's agreements, duties, or performance standards under the NovaCare Contract; (ii) the Company making false or misleading representations, warranties, or statements of material fact in documents submitted by or on behalf of the Parent; or (iii) the insolvency, bankruptcy, or receivership of the Company.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Parent is the Company's only customer with revenue concentrations in excess of ten percent. Related party revenues totaled $685,487, $772,168 and $255,289 of consolidated revenues for fiscal 1999, fiscal 1998 and for the period October 1, 1996 (inception) to June 30, 1997, respectively.

     During fiscal 1998 and 1997, the Parent subleased office space to the Company. The sublease was a month-to-month arrangement, terminable on 30 days' notice by either party, under which the Company paid the Parent approximately $9 per month which equaled the Parent's cost. The agreement was terminated in October 1997, concurrent with the Company's relocation to the new corporate headquarters.

     The Parent also provides general administrative and financial services to the Company on an as-needed basis at the Parent's cost. During fiscal 1999, 1998 and 1997, the Company reimbursed the Parent for such expenses, in the amount of $80, $220 and $160, respectively, based upon estimates of time incurred by the Parent's personnel on behalf of the Company.

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

6.  ACQUISITIONS

     During the year ended June 30, 1999, the Company acquired two PEO businesses. On August 1, 1998, the Company acquired Pay America, a PEO based in Salt Lake City, Utah. On October 1, 1998, the Company acquired Payday, a PEO based in Albuquerque, New Mexico. The purchase price of both acquisitions was comprised of cash, shares of the Company's common stock and future contingent payments. The cash portion of the purchase price was partially funded through borrowings from the Company's revolving credit facility with the remainder generated from operations.

     During the year ended June 30, 1998, the Company acquired two PEO businesses (see Note 1) and one temporary staffing business from the Parent (see
Note 5). During the period ended June 30, 1997, the Company acquired four PEO businesses, which included the initial platform acquisition (see Note 1).

     The following unaudited pro forma consolidated results of the Company give effect to each of the acquisitions as if they occurred as of July 1, 1997:

                                                   FOR THE YEARS ENDED JUNE 30,
                                                ---------------------------------
                                                     1999                 1998
                                                --------------     ---------------
Net revenues .................................. $   1,553,916      $    1,394,206
Net income ....................................         9,113               5,720
Net income per share -- basic .................           .31                 .22
Net income per share -- assuming dilution .....           .30                 .22

     The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of July 1, 1997, or the results that may occur in the future.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


     Information with respect to businesses acquired in purchase transactions was as follows:

                                                               AS OF JUNE 30,
                                                               --------------
                                                            1999          1998
                                                            ----          ----
Goodwill ..............................................   $77,553       $68,033
Customer lists ........................................     7,764         7,552
Other .................................................     4,060         3,820
                                                          -------       -------
Cost in excess of fair value of net assets acquired....    89,377        79,405
Less: accumulated amortization ........................     7,406         3,835
                                                          -------       -------
                                                          $81,971       $75,570
                                                          =======       =======



                                                           FOR THE YEARS ENDED
                                                                  JUNE 30,
                                                           --------------------
                                                            1999          1998
                                                            ----          ----
Cash paid (net of cash acquired) ......................   $ 2,833       $10,959
Common stock issued ...................................     4,200         7,590
Deferred purchase price obligations ...................       600         4,600
Closing costs and other ...............................       600           975
                                                          -------       -------
                                                            8,233        24,124
Liabilities assumed ...................................     2,786         9,709
                                                          -------       -------
                                                           11,019        33,833
Fair value of assets acquired .........................     1,047         9,153
                                                          -------       -------
Cost in excess of fair value of net assets acquired....   $ 9,972       $24,680
                                                          =======       =======



     The acquisitions were accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to net assets acquired based on their estimated fair values. Net assets acquired consisted primarily of accounts receivable and property and equipment.

     Certain purchase agreements require additional payments if specific financial targets and/or operating conditions are met. Aggregate contingent payments in connection with these acquisitions at June 30, 1999 of approximately 6,500 shares of common stock have not been included in the initial determination of cost of the businesses acquired since the amount of such contingent consideration, if any, is not presently determinable. At June 30, 1998, 484 shares of common stock valued at $4,600 were accrued. The Company issued 830 shares of common stock in fiscal 1999 and in fiscal 1998 paid $1,555 in cash and issued 93 shares of common stock in connection with these agreements.

     Deferred current and long-term guaranteed purchase price obligations were $1,200 at June 30, 1999. Obligations at June 30, 1998 totaled $6,206, consisting of $1,606 in guaranteed payments and $4,600 accrued for contingent consideration. During fiscal 1999, the Company paid $750 in cash in connection with guaranteed payment obligations.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

7.  PROPERTY AND EQUIPMENT

     The components of property and equipment were as follows:

                                                           AS OF JUNE 30,
                                                        -------------------
                                                        1999           1998
                                                        ----           ----
Land and buildings ............................       $    70        $    70
Property, equipment and furniture .............         2,863          2,580
Leasehold improvements ........................           622            563
Computer equipment and capitalized software ...         5,022          2,201
                                                      -------        -------
                                                        8,577          5,414
Less: accumulated depreciation and amortization        (2,354)          (924)
                                                      -------        -------
                                                      $ 6,223        $ 4,490
                                                      =======        =======

     Depreciation expense for fiscal 1999, 1998 and the period from October 1, 1996 (inception) to June 30, 1997 was $1,430, $759 and $165, respectively.

8.  FINANCING ARRANGEMENTS

     Financing arrangements consisted of the following:

                                                                   AS OF JUNE 30,
                                                               --------------------
                                                                1999          1998
                                                               -------      -------
$25,000 revolving credit facility, due November 17, 2000       $2,000      $    --
Subordinated promissory notes (6% to 10%), payable
    through  2002 ......................................          501          678
Capitalized lease obligations, payable through 2001 ....          150          278
                                                               ------       ------
                                                                2,651          956
Less: current portion ..................................        2,226          217
                                                               ------       ------
                                                               $  425       $  739
                                                               ======       ======

     In November 1997, the Company entered into a three year revolving credit facility with a syndicate of lenders. The credit facility provides for interest at a variable rate, depending on certain financial ratios, equal to (a) the EuroDollar rate plus a range of 1.375% to 2.50% or (b) the lead lender's prime rate plus a range of 0.125% to 1.25%. The weighted average borrowing rate for fiscal 1999 was 7.7%. In addition, the Company has agreed to pay a commitment fee ranging from 0.30% to 0.50% per annum on the unused portion of the commitment. Loans made under the credit facility are collateralized by a pledge of all of the (i) Company's interest in the common stock of its subsidiaries,
(ii) assets of the Company and its subsidiaries, and (iii) Parent's interest in the common stock of the Company. The revolving credit facility requires the maintenance of minimum capitalization and net worth amounts, capital expenditure thresholds as well as certain financial ratios. At June 30, 1999, the Company was in compliance with these requirements. The unused portion of the credit facility at June 30, 1999 was $23,000.

     At June 30, 1999, aggregate annual maturities of financing arrangements were as follows for the next five fiscal years and thereafter:

                   FISCAL YEAR
                   ---------------
                   2000..................         $ 2,226
                   2001..................             355
                   2002..................              70
                   2003..................              --
                   2004..................              --
                   Thereafter ...........              --
                                                 --------
                                                 $  2,651
                                                 ========

     Interest paid on debt during fiscal 1999 and 1998 and the period October 1, 1996 (inception) through June 30, 1997, amounted to $412, $804 and $49, respectively.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


9.  ACCRUED WORKERS' COMPENSATION AND HEALTH CLAIMS

     The Company's accruals for claims are summarized as follows:

                                                                       AS OF JUNE 30,
                                                                   ----------------------
                                                                     1999           1998
                                                                   --------      --------
          Accrued health benefit premiums payable and claims
            reserves .......................................       $ 6,802       $16,638
          Accrued workers' compensation premiums payable and
            claims reserves ................................         4,848         5,776
                                                                   -------       -------
                                                                    11,650        22,414
          Less: workers' compensation claims and health
            benefits claims expected to be settled in less
            than one year ..................................         8,741        17,948
                                                                   -------       -------
                                                                   $ 2,909       $ 4,466
                                                                   =======       =======

     Under the NovaCare Contract, as described in Note 5, the Company is self-insured for certain health benefits up to $150 per individual per year. The Company expensed amounts for estimated costs occurring from incurred losses, both reported and unreported. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims rates.

10.  INCOME TAXES

     The components of income tax expense were as follows:

                                                   FOR THE
                                                  PERIOD FROM
               FOR THE YEARS ENDED JUNE 30,      OCTOBER 1, 1996
               ----------------------------      (INCEPTION) TO
                  1999           1998            JUNE 30, 1997
                -------        --------          -------------
Current:
  Federal       $ 6,206        $ 4,460              $   937
  State .         1,564          1,100                  470
                -------        -------              -------
                  7,770          5,560                1,407
                -------        -------              -------
Deferred:
  Federal           (81)          (744)                 122
  State .           (26)           (73)                  13
                -------        -------              -------
                   (107)          (817)                 135
                -------        -------              -------
                $ 7,663        $ 4,743              $ 1,542
                =======        =======              =======

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The components of net deferred tax assets as of June 30, 1999 and 1998 were as follows:



                                                                           AS OF JUNE 30,
                                                                       ----------------------
                                                                         1999          1998
                                                                       -------        -------
Net operating loss carryforward ................................       $ 1,669        $ 2,058
Accruals and reserves not currently deductible for tax purposes:
  Current ......................................................         2,393          1,688

  Non-current ..................................................            --             61
                                                                       -------        -------
Gross deferred tax assets ......................................         4,062          3,807
Valuation reserve ..............................................            --         (2,058)
                                                                       -------        -------
Total deferred tax assets ......................................         4,062          1,749
Expenses capitalized for financial statement
  purposes .....................................................          (344)          (195)
                                                                       -------        -------
Net deferred tax asset .........................................       $ 3,718        $ 1,554
                                                                       =======        =======

     In fiscal 1997, the Company acquired net operating loss carryforwards of approximately $6,000, of which $4,000 is remaining at June 30, 1999, expiring through 2010. The Internal Revenue Code of 1986, (the "Code"), placed certain restrictions on the use of net operating loss carryforwards acquired through purchase transactions. Accordingly, a full valuation allowance was in place, against these amounts, at June 30, 1998. During 1999, the Code was modified, regarding the use of net operating loss carryforwards acquired in purchase transactions, allowing the Company to reverse the valuation allowance placed against these amounts. Because the valuation allowance was recorded as a component of purchase accounting at the acquisition date, the reversal of the valuation allowance resulted in a corresponding reduction in goodwill.

     The reconciliation of the expected tax expense (computed by applying the Federal statutory tax rate to income before income taxes) to actual tax expense was as follows:


                                                                                FOR THE
                                                                               PERIOD FROM
                                           FOR THE YEARS ENDED JUNE 30,      OCTOBER 1, 1996
                                           ----------------------------       INCEPTION) TO
                                              1999           1998             JUNE 30, 1997
                                           ---------      ---------          --------------
Expected Federal income tax expense .       $ 5,831        $ 3,468                $   782
State income taxes, less Federal
  benefit ...........................         1,028            603                    470
Non-deductible amortization of excess
  cost of net assets acquired .......         1,150            914                    349
Tax credits .........................          (213)          (200)                   (10)
Other, net ..........................          (133)           (42)                   (49)
                                            -------        -------                -------
                                            $ 7,663        $ 4,743                $ 1,542
                                            =======        =======                =======

     Income taxes paid during fiscal 1999, 1998 and the period October 1, 1996 (inception) through June 30, 1997 amounted to $7,726, $3,960 and $178, respectively.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


11.  OPERATING LEASES

     The Company rents office space and equipment under non-cancelable operating leases. Total rent expense charged to operations was $1,548, $1,027 and $394 for fiscal 1999, 1998 and the period October 1, 1996 (inception) to June 30, 1997, respectively.

     Future minimum lease commitments for all non-cancelable leases as of June 30, 1999 are as follows:

                                                                               OPERATING
                   FISCAL YEAR                                                   LEASES
                   -----------                                                   ------
                   2000............................................            $   1,954
                   2001............................................                1,370
                   2002............................................                1,220
                   2003............................................                1,064
                   2004............................................                  263
                   Thereafter......................................                  134
                                                                               ---------
                   Total minimum lease payments....................            $   6,005
                                                                               =========

12.  SHAREHOLDERS' EQUITY

Preferred Stock

     On inception, the Board of Directors authorized 1,000 shares of preferred stock with a par value of $.01 per share. There were no shares issued or outstanding at any time during the period from inception to June 30, 1999.

Common Stock

     During the period from October 1, 1996 (inception) through June 30, 1997, five employees purchased 430 shares of the Company's common stock. The Chief Executive Officer of the Company purchased 375 shares of the Company's common stock on January 10, 1997 at the fair market value of $1.92 per share. The other shares were purchased on various dates from February 28, 1997 through June 10, 1997 at the fair market value of $2.80 per share.

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

     On November 14, 1997, the Company completed the Offering of 5,000 shares of its common stock. Subsequent to the Offering an additional 750 shares were issued pursuant to the exercise of an over-allotment provision, for a total issuance of 5,750 shares (see Note 4). Simultaneously with the completion of the Offering, all 813 shares of mandatorily redeemable common stock were converted into common stock (see Note 13).

     During the year ended June 30, 1999, the Company issued 1,758 shares of common stock, in connection with fiscal 1999, 1998 and 1997 acquisitions (see
Note 6).

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


Treasury Stock

     On January 2, 1997, the Company repurchased 563 shares of mandatorily redeemable common stock from a former owner of an acquired business. Upon repurchase, the mandatorily redeemable common stock became a component of permanent equity. Accordingly, the 563 shares and the related par value and additional paid-in capital associated with these shares were reflected in the accompanying consolidated statement of shareholders' equity as treasury stock, stated at cost. On December 1, 1997, 563 shares were reissued from the treasury as part of the acquisition purchase price of AmeriCare. At June 30, 1998, there were no shares held in the treasury. During the year ended June 30, 1999, the Company repurchased 24 shares of common stock from a former owner of an acquired business.

Deferred Compensation

     On August 8 and September 5, 1997, the Company granted options to certain executives, in conjunction with compensation agreements, to purchase shares of common stock at an exercise price of $4.50 per share. There was no trading market for the common stock as of each respective date. For financial statement purposes, a fair market value for the common stock was determined by the Board of Directors to be $7.12 on August 8, 1997 and $9.00 on September 5, 1997. Accordingly, the Company has recorded deferred compensation expense based on the difference between the exercise price and the fair market value of the common stock on the date of grant, in the aggregate amount of $124. This amount is recognized as compensation expense over the vesting period of five years, on a straight-line basis. The unamortized portion of deferred compensation is recorded as a reduction to shareholders' equity. At June 30, 1999 and 1998, the remaining unamortized portion of deferred compensation amounted to $78 and $103, respectively.

13.  MANDATORILY REDEEMABLE COMMON STOCK

     In connection with the acquisitions described in Note 1, 1,376 shares (as adjusted for the stock split -- see Note 12) of common stock were issued subject to an agreement which provides certain registration rights with respect to the common stock, as well as the right, two years from the date of acquisition, to put the shares to the Company at a price of $16.00 per share. The put option was rendered inoperative due to the Company's completion of the Offering prior to December 31, 1998.

     Of the 1,376 shares, 750 (as adjusted for the stock split), 375 and 155 were issued, as of the date of acquisition, to the selling shareholders of Resource One, ESA and TPI, respectively, at the fair market value of $1.20 per share (as adjusted for the stock split) for Resource One and $2.48 for ESA and TPI. Subsequent to the date of acquisition, contingent and non-contingent payments of 41, 44, and 11 shares were issued with respect to the Resource One, ESA and Prostaff acquisitions, respectively, at the fair market value of $2.80 per share.

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

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


14.  BENEFIT PLANS

Stock Option Plan:

     On February 28, 1997, the Company's Board of Directors adopted and its shareholders approved the Company's 1997 Stock Option Plan (the "Plan") under which 625 shares of common stock were reserved for issuance upon the exercise of stock options. On November 24, 1997, the Plan was amended to increase the number of shares reserved for issuance to 1,625, and limit the maximum number of options which may be granted to any person under the Plan during any fiscal year to 200 shares. On December 8, 1998, the Plan was amended to increase the number of shares reserved for issuance to 3,125. As of the same date, the Company repriced all outstanding options with prices in excess of $6.00 to $5.81 per share. The new option price was determined based upon the fair market value per share at December 8, 1998. Accordingly, no compensation expense was recognized since the exercise price was equal to the market value per share. Under the Plan, substantially all options are granted for a term of up to 10 years at prices equal to the fair value at the date of grant. Options granted generally are exercisable over a five year period, although vesting can be accelerated if the Company's stock price achieves stated levels.

     The following summarizes the activity of the Plan:





                                                                                                                FOR THE PERIOD
                                                                     FOR THE YEARS ENDED JUNE 30,              OCTOBER 1, 1996
                                                                ------------------------------------------      (INCEPTION) TO
                                                                     1999                       1998           JUNE 30, 1997
                                                                ------------------        ----------------    ------------------
Options:
Outstanding at the beginning of the year....................                1,314                       371                  --
  Granted...................................................                1,156                     1,091                 375
  Exercised.................................................                   (2)                       (8)                 --
  Canceled..................................................                 (145)                     (140)                 (4)
                                                                -----------------         ------------------            --------
  Outstanding at the end of the year........................                2,323                     1,314                 371
                                                                =================         ==================            ========

Option price per share ranges:
  Granted...................................................    $     4.50 - 6.50         $    2.80 -- 9.13            $   2.80
  Exercised.................................................    $            2.80         $            2.80            $     --
  Outstanding at the end of the year........................    $     2.80 - 9.13         $    2.80 -- 9.13            $   2.80
  Options exercisable at end of year........................                  179                        83                  --
  Exercisable option price ranges...........................    $    2.80 -  9.13         $            2.80            $     --
  Options available for grant at end of year under
     the 1997 stock option plan.............................                  792                       303                 254

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

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


                                                                                   FOR THE PERIOD
                                                  FOR THE YEARS ENDED JUNE 30,     OCTOBER 1, 1996
                                                  ----------------------------     (INCEPTION) TO
                                                      1999            1998          JUNE 30, 1997
                                                 -------------    -------------    ----------------
Increase (decrease) to:
  Net income ...............................       $     (982)     $     (342)     $          13
  Net income per share -- basic and assuming
     dilution ..............................       $     (.03)     $     (.01)                --
Assumptions:
  Expected life (years) ....................       2.2 - 6.3       3.2 -- 7.5         4.6 -- 6.6
  Risk-free interest rate ..................             4.4%             5.8%       6.1% -- 6.5%
  Volatility ...............................            93.0%            57.7%                 0%
  Dividend yield ...........................             N/A              N/A               N/A

     The compensation recognition for the period ended June 30, 1997 was calculated assuming a fair market value for the Company's common stock equal to the assumed share value as of the date of the initial public offering. Certain options were grouped together for purposes of valuation based upon vesting periods and the date of grant. The weighted average fair value of the stock options, calculated using the Black-Scholes option pricing model, granted during the fiscal year ended June 30 1999, 1998 and 1997 was $4.47, $5.63 and $0.82,
respectively. The weighted average remaining contractual life of all options granted as of June 30, 1999 is 9.2 years.

Retirement Plans:

     The Company and the Parent co-sponsor a defined contribution 401(k) plan covering substantially all of the worksite employees of the Parent and certain employees of the Company. The contributions for fiscal 1999, 1998 and for the period October 1, 1996 (inception) to June 30, 1997 made on behalf of the Parent and the Company were $5,193, $4,508 and $1,612, respectively. The Company and the Parent also co-sponsored a non-qualified supplemental benefit plan covering certain key employees. This plan was terminated in March 1999. The matching contributions made on behalf of the Parent and the Company were $845, $859 and $166 for fiscal 1999, 1998 and the period October 1, 1996 (inception) to June 30, 1997, respectively.

     The Company's subsidiaries maintain defined contribution 401(k) plans covering certain of their employees and third party worksite employees. The Company contributes, on behalf of each participating client, varying amounts based on client elections. The Company's contributions for fiscal 1999, 1998 and the period from October 1, 1996 (inception) to June 30, 1997 were $850, $456 and $85, respectively.

15.  COMMITMENTS AND CONTINGENCIES

Commitments:

     In July 1999, the Company entered into agreements with a nationally recognized software and technology provider and a leading information management consulting firm to develop and implement an enterprise wide information system for operating and financial applications. The cost of this commitment, including computer hardware, software and other related costs, approximates $2,700 and is projected to be expended during fiscal 2000.

                NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Contingencies:

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

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                          FOURTH          THIRD         SECOND          FIRST
                                                          QUARTER        QUARTER        QUARTER        QUARTER
                                                          -------        -------        -------        -------
YEAR ENDED JUNE 30, 1999
Net revenues ......................................       $374,394       $384,029       $397,037       $389,162
Gross profit ......................................         16,622         16,717         15,902         14,760
Income from operations ............................          3,913          4,872          4,446          3,810
Net income ........................................          2,052          2,573          2,344          2,027
Net income per share - basic ......................       $    .07       $    .09       $    .08       $    .07
Net income per share - assuming dilution ..........       $    .07       $    .09       $    .08       $    .07
Weighted average shares outstanding:
  Basic ...........................................         29,185         29,185         28,254         27,967
  Assuming dilution ...............................         30,766         29,886         29,296         28,935
YEAR ENDED JUNE 30, 1998
Net revenues ......................................       $363,882       $338,367       $302,751       $266,757
Gross profit ......................................         12,505         11,302          9,412          8,328
Income from operations ............................          3,645          2,840          2,287          2,126
Net income ........................................          1,921          1,479          1,119            937
Historical net income per share, after accretion
  adjustment -- basic and assuming dilution .......       $    .07       $    .05       $    .03           $ --

Pro forma net income per share, excluding accretion
  adjustment -- basic and assuming  dilution ......       $    .07       $    .05       $    .05       $    .04
Weighted average shares outstanding:
  Basic ...........................................         27,635         27,544         23,869         21,009
  Assuming dilution ...............................         28,018         27,674         24,031         21,009

     Results for the fourth quarter of fiscal 1999 include a $910 pretax provision for restructure (see Note 3). Historical net income per share is computed by dividing net income, net of the accretion of mandatorily redeemable common stock, by the weighted average number of shares outstanding. Pro forma net income per share excludes the accretion of mandatorily redeemable common stock (see Note 1).

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of NovaCare Employee Services, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 57 present fairly, in all material respects, the financial position of NovaCare Employee Services, Inc. and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for the years ended June 30, 1999 and 1998 and the period from October 1, 1996 (date of inception) to June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
July 30, 1999, except for paragraphs two and three of Note 2, as to which the date is September 8, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     The Registrant has had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning this item, see "Item 1 -- Business -- Executive Officers of the Registrant" and the table and text under the caption "Name of Nominee and Biographical Information" and "Section 16(a) Reporting Requirements" of the Proxy Statement to be filed with respect to the 1999 annual meeting of shareholders to be held on December 14, 1999 (the "Proxy Statement"), which information is incorporated herein by reference.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information concerning this item, see the table and text under the captions "Shares of Common Stock Owned Beneficially as of August 31, 1999" and "Information Concerning Certain Stockholders" of the Proxy Statement, which information is incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

                                                                                                   PAGE
                                                                                                  NUMBER
                                                                                                  ------
(1) FINANCIAL STATEMENTS:
          NOVACARE EMPLOYEE SERVICES, INC. AND SUBSIDIARIES (THE
          "COMPANY")
          Consolidated Balance Sheets at June 30, 1999 and 1998                                     35
          Consolidated Statements of Operations for the years ended
          June 30, 1999 and 1998 and the period October 1, 1996 (inception)
          to June 30, 1997                                                                          36
          Consolidated Statements of Shareholders' Equity for the
          period October 1, 1996 (inception) to June 30, 1999                                       37
          Consolidated Statements of Cash Flows for the years ended
          June 30, 1999 and 1998 and the period October 1, 1996 (inception)
          to June 30, 1997                                                                          38
          Notes to Consolidated Financial Statements                                                39
          Report of Independent Accountants                                                         55
(2)       EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION
          S-K):
          The exhibits required to be filed are listed in the index to
          exhibits                                                                                  59

     (b) Current Reports on Form 8-K:

     The Company filed no current reports on Form 8-K during the fourth quarter ended June 30, 1999

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

                                 ---------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NOVACARE EMPLOYEE SERVICES, INC.

                         By:/s/ THOMAS D. SCHUBERT
                            ---------------------------------
                         THOMAS D. SCHUBERT
                         (SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                                        TITLE                           DATE
      ---------                                        -----                           ----

       /S/ E. MARTIN GIBSON           Chairman of the Board and              September 27, 1999
------------------------------        Director
 (E. MARTIN GIBSON)

        /S/ LOREN J. HULBER           President, Chief Executive             September 27, 1999
------------------------------        Officer and Director
  (LOREN J. HULBER)

      /S/ THOMAS D. SCHUBERT          Senior Vice President and              September 27, 1999
------------------------------        Chief Financial Officer
(THOMAS D. SCHUBERT)

       /S/ EDWIN A. NEUMANN           Vice President of Finance and          September 27, 1999
------------------------------        Chief Accounting Officer
 (EDWIN A. NEUMANN))

 /S/ HARVEY V. FINEBERG, M.D.         Director                               September 27, 1999
------------------------------
  (HARVEY V. FINEBERG, M.D.)

         /S/ JOHN H. FOSTER           Director                               September 27, 1999
------------------------------
  (JOHN H. FOSTER)

       /S/ TIMOTHY E. FOSTER          Director                               September 27, 1999
------------------------------
 (TIMOTHY E. FOSTER)

       /S/ STEPHEN E. O'NEIL          Director                               September 27, 1999
------------------------------
 (STEPHEN E. O'NEIL)

    /S/ WILLIAM F. WELD, ESQ.         Director                               September 27, 1999
------------------------------
(WILLIAM F. WELD, ESQ.)

                                INDEX TO EXHIBITS

   EXHIBIT                                                                                   PAGE
   NUMBER                                   EXHIBIT DESCRIPTION                             NUMBER
   ------     ------------------------------------------------------------------------      ------
       2(a)   Stock Purchase Agreement dated September 16, 1996 by and among
              Resource One, Inc., Professional Insurance Planners of Florida,
              Inc., Human Resources One, Inc., Rx One, Inc., William Mayville,
              Bernard Clinton Byrd, Jr. and Nova Resource, Inc. (incorporated by reference to Exhibit 2(a) to the Company's Registration Statement
              on Form S-1 (No. 333-35071))                                                     --

       2(b)   Amendment dated April 8, 1997 to the stock purchase agreement dated as of September 16, 1996 by and among Resource One, Inc.,
              Professional Insurance Planners of Florida, Inc., Human Resource
              One, Inc., Rx One, Inc., William E. Mayville, Bernard Clinton
              Byrd, Jr. and NovaSource, Inc (incorporated by reference to
              Exhibit 2(b) to the Company's Registration Statement on Form S-1
              (No. 333-35071))                                                                 --

       2(c)   Stock Purchase Agreement dated January 24, 1997 by and among
              Employee Services of America, Inc., Employee Services of Florida,
              Inc., Employers Risk Management, Inc., Employee Benefits
              Management, Inc., Employers Diversified Services, Inc., and Nova
              Resource, Inc. (incorporated by reference to Exhibit 2(c) to the
              Company's Registration Statement on Form S-1 (No. 333-35071))                    --

       2(d)   Stock Purchase Agreement dated January 31, 1997 by and among the
              TPI Group, LTD., Deborah M. Skinner, John Skinner III, Malvern
              Tippett, Carolyn Tippett, Terry DeLong, Quansoo-TPI L.L.C. and
              NovaSource, Inc. (incorporated by reference to Exhibit 2(d) to the
              Company's Registration Statement on Form S-1 (No. 333-35071))                    --

       2(e)   Stock Purchase Agreement dated December 1, 1997 by and among
              AmeriCare Employers Group, Inc., Paralign Staffing Technologies,
              Inc., Ronald N. Shostack, Kerran L. Shostack, Ian Ackerman,
              Theresa Conroy, Zanza Personnel, Inc. and NovaCare Employee
              Services, Inc. (incorporated by reference to Exhibit 2 to the
              Company's current report on Form 8-K dated February 2, 1998)                     --

       3(a)   Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company's Registration Statement
              on Form S-1 (No. 333-35071))                                                     --

       3(b)   By-laws of the Company, as amended to date (incorporated by reference to Exhibit 3(b) to the Company's Registration Statement
              on Form S-1 (No. 333-35071))                                                     --

       4(a)   1997 Stock Option Plan (incorporated by reference to Exhibit 4(a)
              to the Company's Registration Statement on Form S-1 (No.
              333-35071))                                                                      --

       4(b)   Amendment No. 1 to the 1997 Stock Option Plan, dated as of
              November 24, 1997 (incorporated by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended
              December 31, 1997) --

       4(c)   Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 4 to the Company's Registration Statement on
              Form S-8 (No. 4 (c) 333-70995))                                                  --

       10(a)  Employment Agreement dated as of January 10, 1997 between the
              Company and Loren J. Hulber (incorporated by reference to Exhibit
              10(a) to the Company's Registration Statement on Form S-1 (No.
              333-35071))                                                                      --

       10(b)  Amendment dated as of July 1, 1998 to the Employment Agreement dated January 10, 1997 between the Company and Loren J. Hulber
              (incorporated by reference to Exhibit 10 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended September 30,
              1998)                                                                            --

       10(c)  Amendment dated as of January 27, 1999 to the Employment Agreement dated January 10, 1997 between the Company and Loren J. Hulber
              (incorporated by reference to Exhibit 10(a) to the Company's
              Quarterly Report on Form 10-Q for the quarter ended December 31,
              1998)                                                                            --

       10(d)  Stock Purchase Agreement dated as of February 10, 1997 between the
              Company and Loren J. Hulber (incorporated by reference to Exhibit
              10(b) to the Company's Registration Statement on Form S-1
              (No.333-35071))                                                                  --

       10(e)  Stock Purchase Agreement dated as of April 23, 1997 between the
              Company and Andrew Stith (incorporated by reference to Exhibit
              10(i) to the Company's Registration Statement on Form S-1 (No.
              333-35071))                                                                      --


       10(f)  Stock Purchase Agreement dated as of June 10, 1997 between the
              Company and Thomas D. Schubert (incorporated by reference to
              Exhibit 10(k) to the Company's Registration Statement on Form S-1
              (No. 333-35071))                                                            --

       10(g)  Employment Agreement dated as of December 8, 1998 between the
              Company and Christina D. Harris (incorporated by reference to
              Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for
              the quarter ended December 31, 1998.)                                       --

       10(h)  Employment Agreement dated as of December 8, 1998 between the
              Company and Kenneth J. Jankowski (incorporated by reference to
              Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for
              the quarter ended December 31, 1998.)                                       --

       10(i)  Employment Agreement dated as of December 8, 1998 between the
              Company and Aven A. Kerr (incorporated by reference to Exhibit
              10(b) to the Company's Quarterly Report on Form 10-Q for the
              quarter ended December 31, 1998)                                            --

       10(j)  Employment Agreement dated as of December 8, 1998 between the
              Company and Thomas D. Schubert (incorporated by reference to
              Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for
              the quarter ended December 31, 1998.)                                       --

       10(k)  Employment Agreement dated as of December 8, 1998 between the
              Company and Andrew W. Stith (incorporated by reference to Exhibit
              10 to the Company's Quarterly Report on Form 10-Q for the quarter
              ended March 31, 1999)                                                       --

       10(l)  Agreement dated as of January 25, 1997 between NovaCare, Inc. and
              NovaCare Employee Services, Inc. (incorporated by reference to
              Exhibit 10(m) to the Company's Registration Statement on Form S-1
              (No. 333-35071))                                                            --

       10(m)  Agreement dated as of January 25, 1997 between NovaCare, Inc. and
              NovaCare Employee Services, Inc. (incorporated by reference to
              Exhibit 10(n) to the Company's Registration Statement on Form S-1
              (No. 333-35071))                                                            --

       10(n)  Amended and Restated Agreement dated as of July 1, 1998 between
              NovaCare, Inc. and NovaCare Employee Services, Inc. (incorporated by reference to Exhibit 10(n) to the Company's Annual Report on
              Form 10-K for the year ended June 30, 1998.)                                --

       10(o)  Agreement dated as of July 1, 1999 between NovaCare, Inc. and
              NovaCare Employee Services, Inc.

       10(p)  Agreement dated as of July 1, 1999 between NovaCare, Inc. and
              NovaCare Employee Services, Inc.

       10(q)  Client Service Agreement dated as of July 1, 1999 between Hanger
              Orthopedic Group, Inc. and NovaCare Employee Services, Inc.

       10(r)  Trademark Agreement dated as of February 28, 1997 between the
              Company and NovaMark, Inc. (incorporated by reference to Exhibit
              10(o) to the Company's Registration Statement on Form S-1 (No.
              333-35071))                                                                 --

       10(s)  (i) $25,000,000 Revolving Credit Facility Credit Agreement by and
              among NovaCare Employee Services, Inc., and certain of its subsidiaries and the banks party thereto and PNC Bank, National
              Association, as agent, dated as of November 17, 1997 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on
              Form 10-Q for the Quarter ended September 30, 1997)                         --

              (ii) Revolving Credit Agreement First Amendment dated as of March
              30, 1998 by and among NovaCare Employee Services, Inc. and certain of its subsidiaries and PNC Bank, N.A., SunTrust Bank of Central
              Florida, N.A., Bank One of Kentucky, N.A. and AMSouth Bank
              incorporated by reference to Exhibit 10(a) to the Company's
              Quarterly Report on Form 10-Q for the quarter ended March 31,
              1998)                                                                       --

              (iii) Revolving Credit Agreement Second Amendment dated as of July
              7, 1998 by and among NovaCare Employee Services, Inc. and certain of its subsidiaries and PNC Bank, N.A., SunTrust Bank of Central
              Florida, N.A., Bank One of Kentucky, N.A., and AMSouth Bank
              (incorporated by reference to Exhibit 10(p) (iii) to the Company's
              Annual Report on Form 10-K for the year ended June 30, 1998.)               --

       10(t)  Agreement and Plan of Merger dated as of September 8, 1999 between
              Plato Holdings, Inc., New Plato Acquisition, Inc. and NovaCare
              Employee Services, Inc. (incorporated by reference to Exhibit 2(a)
              to the Company's current report on Form 8-K dated September 8,
              1999)                                                                       --

       10(u) Short Form Merger Option Agreement dated as of September 8, 1999 between Plato Holdings, Inc., New Plato Acquisition, Inc. and
              NovaCare Employee Services, Inc. (incorporated by reference to
              Exhibit 2(b) to the Company's current report on Form 8-K dated
              September 8, 1999.)

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